Form 10-Q
period 2002-06-30
EON LABS INC
filed 2002-08-14
CIK 1168061

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           --------------------------

                        COMMISSION FILE NUMBER 011-31333

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           --------------------------

                                 EON LABS, INC.

             (Exact Name of Registrant as Specified in its Charter)

                       DELAWARE                             13-3653818
           (State or Other Jurisdiction                (I.R.S. Employer
                 of Incorporation)                    Identification Number)
              227-15 NORTH CONDUIT AVENUE                     11413
                  LAURELTON, NEW YORK                      (Zip Code)
       (Address of Principal Executive Offices)

                                 (718) 276-8600
              (Registrant's Telephone Number, Including Area Code)

                           --------------------------

          Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No/ /

As of August 12, 2002, there were 43,559,902 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

EON LABS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

                                                                                                   PAGE NO.
PART I.             FINANCIAL INFORMATION

    ITEM 1.         Financial Statements

                    Condensed Consolidated Balance Sheets as of December 31, 2001 and
                    June 30, 2002 (unaudited)

                    Condensed Consolidated Statements of Income (unaudited) for the
                    Three and Six Months Ended June 30, 2001 and June 30, 2002

                    Condensed Consolidated Statements of Cash Flows (unaudited) for the
                    Six Months Ended June 30, 2001 and June 30, 2002

                    Notes to Condensed Consolidated Financial Statements (unaudited)

     ITEM 2.        Management's Discussion and Analysis of Financial Condition and
                    Results of Operations

     ITEM 3.        Quantitative and Qualitative Disclosure about Market Risk

PART II.            OTHER INFORMATION

     ITEM 1.        Legal Proceedings

     ITEM 2.        Changes in Securities and Use of Proceeds

     ITEM 6.        Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT 3.1         Restated Certificate of Incorporation of the Company

EXHIBIT 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EON LABS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

                                                                                          DECEMBER 31,     JUNE 30,
                                                                                              2001           2002
                                                                                          ------------    -----------
                                                                                                          (UNAUDITED)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                            $     17,624    $    64,414
     Restricted cash in escrow                                                                     877            806
     Investments                                                                                     -         12,395
     Accounts receivable, net of allowances of $6,882 and $25,867
       in 2001 and 2002, respectively                                                           27,290         39,127
     Inventories                                                                                31,192         37,802
     Deferred tax assets, net                                                                   19,566         19,566
     Prepaid expenses and other current assets                                                   4,478          7,199
     Due from related party                                                                        200             52
                                                                                          ------------    -----------

         TOTAL CURRENT ASSETS                                                                  101,227        181,361

Property, plant and equipment, net                                                              38,496         39,885
Goodwill and other intangible assets, net                                                       78,805         78,754
Other assets                                                                                       874          2,620
                                                                                          ------------    -----------

         TOTAL ASSETS                                                                     $    219,402    $   302,620
                                                                                          ============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                     $     10,430    $    10,115
     Accrued expenses and other liabilities                                                     37,301         42,804
     Current portion of note payable                                                            24,400         14,169
                                                                                          ------------    -----------

         TOTAL CURRENT LIABILITIES                                                              72,131         67,088

LONG-TERM LIABILITIES
     Long-term portion of note payable                                                           2,353              -
     Deferred tax liabilities, net                                                               7,153          7,153
     Deferred revenue                                                                              660            545
     Loans and advances from Hexal AG                                                           90,114              -
                                                                                          ------------    -----------

         TOTAL LIABILITIES                                                                     172,411         74,786
                                                                                          ------------    -----------

Contingencies (Note 8)

STOCKHOLDERS' EQUITY
     Class A voting common stock, par value $.01 per share; 60,000,000 shares authorized, no shares issued or outstanding at December 31, 2001, and no shares
       authorized or outstanding  at June 30, 2002                                                   -              -
     Common stock, par value $.01 per share; no shares authorized or outstanding at
       December 31, 2001, and 70,000,000 authorized and 42,739,629 outstanding at
       June 30, 2002                                                                                 -            436
     Class B convertible, non-voting common stock, par value $.01 per share; 3,000,000 shares authorized and no shares issued or outstanding at December 31, 2001; and
       no shares authorized or outstanding at June 30, 2002                                          -              -
     Preferred stock, par value $.01 per share, Series A convertible; 35,000,000 shares authorized, 30,000,000 issued and outstanding at December 31, 2001 and no shares
       authorized or outstanding at June 30, 2002                                                  300              -
     Preferred stock, par value $.01 per share; no shares authorized and no shares issued or outstanding at December 31, 2001, and 5,000,000 shares authorized and
       no shares issued or outstanding at June 30, 2002                                              -              -
     Additional paid-in capital                                                                 26,101        190,380
     Retained earnings                                                                          22,376         38,226
                                                                                          ------------    -----------
                                                                                                48,777        229,042
     Less: Unearned deferred stock-based compensation                                           (1,786)        (1,208)
                                                                                          ------------    -----------
       TOTAL STOCKHOLDERS' EQUITY                                                               46,991        227,834
                                                                                          ------------    -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $    219,402    $   302,620
                                                                                          ============    ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

EON LABS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands except per share amounts) (unaudited)

                                                         FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,                          JUNE 30,
                                                        -----------------------------    ------------------------------
                                                            2001             2002            2001             2002
Net sales                                               $     42,586     $     52,000    $     81,682     $     100,198
Cost of sales                                                 16,379           23,697          34,767            48,682
                                                        ------------     ------------    ------------     -------------

         GROSS PROFIT                                         26,207           28,303          46,915            51,516
                                                        ------------     ------------    ------------     -------------
Operating expenses
   Selling, general and administrative expenses:
     Amortization of goodwill and other intangibles            1,780              940           3,560             1,880
     Deferred stock appreciation rights
     compensation                                              3,279                -           6,558                 -
     Other selling, general and administrative
     expenses                                                  6,143            7,075          12,560            13,228
   Research and development expenses                           3,008            2,985           5,111             6,266
                                                        ------------     ------------    ------------     -------------

         TOTAL OPERATING EXPENSES                             14,210           11,000          27,789            21,374
                                                        ------------     ------------    ------------     -------------

         OPERATING INCOME                                     11,997           17,303          19,126            30,142
                                                        ------------     ------------    ------------     -------------

Other expense, net
   Interest income                                               104              126             240               166
   Interest expense                                           (2,309)          (1,331)         (4,686)           (3,444)
   Other income, net                                               5               11               6                11
                                                        ------------     ------------    ------------     -------------

         TOTAL OTHER EXPENSE, NET                             (2,200)          (1,194)         (4,440)           (3,267)
                                                        ------------     ------------    ------------     -------------

Income before income taxes                                     9,797           16,109          14,686            26,875

Provision for income taxes                                    (4,429)          (6,605)         (6,638)          (11,025)
                                                        ------------     ------------    ------------     -------------

         NET INCOME                                     $      5,368     $      9,504    $      8,048     $      15,850
                                                        ============     ============    ============     =============

Net income per common share
   Basic                                                $          -     $       0.51    $          -     $        1.70
                                                        ============     ============    ============     =============
   Diluted                                              $       0.17     $       0.25    $      0.25      $        0.44
                                                        ============     ============    ============     =============
Weighted average common shares outstanding
   Basic                                                           -       18,497,264               -         9,299,729
                                                        ============     ============    ============     =============
   Diluted                                                31,680,528       38,405,203      31,680,528        35,956,869
                                                        ============     ============    ============     =============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

EON LABS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands) (unaudited)

                                                                                       FOR THE SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                -------------------------------------
                                                                                     2001                   2002
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $       8,048         $        15,850
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for accounts receivable allowances                                  (2,166)                 18,985
         Depreciation and amortization                                                  5,074                   3,790
         Deferred compensation                                                          6,558                     578
         Amortization of deferred revenue                                                (365)                   (115)
         Amortization of discount on note payable                                       1,320                     788
         Interest paid in-kind                                                          3,366                   2,463
         Changes in assets and liabilities:
           Accounts receivable                                                         (4,203)                (30,822)
           Inventories                                                                 (5,930)                 (6,610)
           Prepaid expenses and other current assets                                   (1,644)                 (2,721)
           Other assets                                                                  (367)                 (1,746)
           Accounts payable                                                            (2,331)                   (315)
           Accrued expenses and other liabilities                                      (2,403)                  4,358
           Deferred revenue                                                               325                       -
                                                                                -------------         ---------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                                 9,944                   4,483
                                                                                =============         ===============

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                              (1,176)                 (3,299)
     Purchases of short-term investments                                                    -                 (12,395)
                                                                                =============         ===============
              NET CASH USED IN INVESTING ACTIVITIES                                    (1,176)                (15,694)
                                                                                =============         ===============

CASH FLOWS FROM FINANCING ACTIVITIES
     Decrease in loans and advances to Hexal AG                                        (6,682)                (66,942)
     Payment on seller note                                                                 -                 (15,201)
     Proceeds from initial public offering of common stock                                  -                 142,303
     Costs of initial public offering of common stock                                       -                  (3,066)
     Advances from related parties, net                                                    38                     836
     Decrease in restricted cash                                                          709                      71
                                                                                =============         ===============
         NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                           (5,935)                 58,001
                                                                                =============         ===============

         NET INCREASE IN CASH AND CASH EQUIVALENTS                                      2,833                  46,790

Cash and cash equivalents at beginning of year                                          6,378                  17,624
                                                                                -------------         ---------------

Cash and cash equivalents at end of year                                        $       9,211         $        64,414
                                                                                =============         ===============
Non-cash financing activities:
     Conversion of preferred stock                                              $           -         $           300
     Exercise of warrants                                                       $           -         $            17
     Issuance of common stock to repay loans and advances to
     Hexal AG                                                                   $           -         $        25,178

   The accompanying notes are an integral part of these condensed consolidated financial statements.

EON LABS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by Eon Labs, Inc. (the "Company") without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position as of June 30, 2002 and results of operations and cash flows for the periods presented. The consolidated balances as of December 31, 2001 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2001. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year.

     CHANGE OF COMPANY OWNERSHIP AND REORGANIZATION
     Prior to the reorganization described below, Hexal Pharmaceuticals, Inc. ("HPI"), a wholly-owned United States subsidiary of Santo Holding (Deutschland) GmbH ("Santo" or the "Parent"), which is under common control with Hexal AG, owned 50% of the outstanding capital stock of the Company. The remaining 50% was owned by Eon Holdings, Inc. ("EHI"), whose principal asset was its 50% ownership of the Company.

     Effective May 22, 2002, in conjunction with the initial public offering of the Company's common stock, the Company was combined with HPI and EHI into a single entity through a series of reorganization mergers. EHI was merged with and into HPI and HPI was subsequently merged with and into the Company. This reorganization was accounted for as a merger of entities under common control and the accounts of the companies were combined in a manner similar to a pooling of interests effective January 1, 2000. The condensed consolidated financial statements for the three and six months ended June 30, 2001 and 2002 reflect results on a combined basis.

     SHIPPING AND HANDLING COSTS
     The Company classifies shipping and handling costs as part of selling, general and administrative expenses. Shipping and handling costs were $0.4 million and $0.6 million in the three months ended June 30, 2001 and 2002, respectively, and $0.8 million and $1.2 million for the six months ended June 30, 2001 and 2002, respectively.

     INVESTMENTS
     The Company invests in publicly traded debt securities which are categorized as securities available-for-sale and are carried at fair value, with unrealized gains and losses excluded

EON LABS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

     from income and recorded directly to stockholders' equity. The book value was equal to the market value of such securities at June 30, 2002.

2.   INITIAL PUBLIC OFFERING AND SHAREHOLDERS' EQUITY

     On June 11, 2002, the Company completed its initial public offering of common stock which resulted in net proceeds of $139,236 and the issuance of 10,200,813 shares of common stock. Upon the consummation of the Company's initial public offering, all of the previously outstanding shares of the Company's preferred stock were converted into 30,000,000 shares of common stock and warrants were exercised resulting in the issuance of 1,680,528 shares of common stock. Immediately following the closing of the Company's initial public offering, debt of $25,178 due to Hexal AG was converted into 1,678,561 shares of common stock and debt of $66,942 to Hexal AG was paid with the proceeds of the offering.

     STOCK SPLITS
     In May 2002, the Company effected a 30-for-1 stock split of the Company's preferred stock and the Company's non-voting common stock with no change in par value. Additional paid-in capital, preferred stock, common stock, per share and shares outstanding data in the unaudited Condensed Consolidated Financial Statements and Notes to the unaudited Condensed Consolidated Financial Statements have been retroactively restated to reflect this stock split.

     In May 2002, the outstanding 30,000,000 preferred shares were converted to common stock. In addition, the Company changed the number of shares of authorized preferred stock to 5,000,000, increased the number of shares of authorized voting common stock to 70,000,000 and converted shares of non-voting common stock to shares of a single class of common stock. The Company amortized deferred stock compensation of $288 and $578 during the three and six months ended June 30, 2002, respectively.

3.   EARNINGS PER SHARE

     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. There were no common shares outstanding for the three and six months ended June 30, 2001 and for the three months ended March 31, 2002. For the three and six months ended June 30, 2001, diluted earnings per share reflect the potential dilution of warrants and the conversion of preferred stock. Diluted earnings per share for the three and six months ended June 30, 2001 include 30,000,000 shares of preferred stock assumed converted to common and the dilutive effect of warrants of 1,680,528 shares. Basic weighted average shares outstanding for the three and six months ended June 30, 2002 reflect the impact of common shares issued resulting from the conversion of 30,000,000 shares of preferred stock converted to common stock, the exercise by warrant holders of 1,680,528 shares, debt of $25,178 converted to 1,678,561 shares and the issuance of 10,200,813 shares in connection with the Company's initial public offering. The issuance of such shares resulted in basic weighted average shares outstanding of

EON LABS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

     18,497,264 and 9,299,729 for the three and six months ended June 30, 2002. Basic earnings per share for the six months ended June 30, 2002 is significantly lower than for the three months then ended since there were no common shares outstanding until May 23, 2002. Weighted average shares outstanding on a diluted basis for the 2002 periods reflect the shares issued as noted above, assuming that the preferred stock that was converted to common was outstanding for the full six-month period and the diluted effect of stock options of 1,800,804 and 1,804,781 for the three and six-month periods ended June 30, 2002, respectively, which resulted in weighted average shares outstanding on a diluted basis of 38,405,203 and 35,956,869, respectively.

4.   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 modifies the accounting and reporting for acquired intangible assets at the time of acquisition and in subsequent periods. Intangible assets which have finite lives must be amortized over their estimated useful life. Intangible assets with indefinite lives will not be amortized, but evaluated annually for impairment. The Company has completed its impairment assessment and determined that there is no impairment of goodwill or identifiable intangibles upon initial adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company's value of existing products are intangible assets with finite lives that are being amortized over 10 years. The Company's goodwill and workforce intangibles which were being amortized over 15 and 5 year lives, respectively, have not been amortized during the six-month period ended June 30, 2002. Had this pronouncement been retroactively applied, net income would have increased approximately $835 and $1,670, respectively, and diluted earnings per share would have increased $0.03 per share and $0.06 per share, respectively, in the three and six months ended June 30, 2001. During the three months ended March 31, 2002, the Company transferred the net book value of its workforce intangible of $1,136 to goodwill, resulting in goodwill of $47,107 at June 30, 2002. The recorded amount of the existing product intangible of $37,600, before accumulated amortization of $5,953 as of June 30, 2002, will be amortized through 2010 with annual charges of $3,760.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 will not have a material impact on the measurement of its long-lived assets.

5.   INVENTORIES

     Inventories consist of the following:

EON LABS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

                                                DECEMBER 31,     JUNE 30,
                                                    2001           2002
                                               -------------   -----------
     Raw material                              $     16,909    $    19,873
     Work-in-process                                  6,026          8,122
     Finished goods                                   8,257          9,807
                                               -------------   -----------

                                               $     31,192    $    37,802
                                               =============   ===========

6.   LINE OF CREDIT

     On February 8, 2002, the Company entered into a three-year $25 million credit agreement, which is collateralized by accounts receivable and inventory. Interest on any borrowing under the line will accrue at the rate of interest equal to either the adjusted LIBOR rate plus 1.5%, the prime rate or the fixed rate (as set by the bank). The rate will depend upon the terms of the selected borrowings. The agreement has covenants which require the maintenance of certain financial ratios including leverage, consolidated debt and asset coverage, as defined. The Company paid down the line of credit balance outstanding with the proceeds of the initial public offering.

7.   RELATED PARTY TRANSACTIONS

     The amounts due to Hexal AG increased from $90,114 at December 31, 2001 to $92,120 at March 31, 2002 due to interest charges of $1,468 and advances of $538. The balance was extinguished in May 2002 by a cash payment of $66,942 with the balance of $25,178 settled through the issuance of 1,678,561 shares of common stock. Additional interest charges were $995 for the three months ended June 30, 2002.

     During the three and six months ended June 30, 2002, the Company incurred royalty expense of $746 and $1,805 to Hexal AG and subsidiaries of Hexal AG returned $0.1 million of products to the Company in the six months ended June 30, 2002.

     The Company reimbursed Hexal AG $0.2 million for expenditures that Hexal incurred on behalf of the Company during the three months ended June 30, 2002.

     Included in accrued expenses are amounts due to Hexal AG of $1,416 at June 30, 2002.

8.   LITIGATION

     PRODUCT LIABILITY LITIGATION

     FEN-PHEN AND PHENTERMINE LITIGATION
     Since May 1997, the Company has been named as a defendant in numerous product liability lawsuits, some of which are class actions, filed in various state and federal courts in

EON LABS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

     connection with its manufacture of phentermine hydrochloride. These lawsuits typically name as defendants manufacturers and distributors of phentermine and two other anti-obesity drugs, fenfluramine and dexfenfluramine. The plaintiffs claim that taking these drugs results in instances of valvular heart disease, primary pulmonary hypertension, and other injuries. Fenfluramine and phentermine were prescribed in combination in an off-label use commonly called "fen-phen." Dexfenfluramine was generally prescribed alone. In September 1997, the manufacturers of fenfluramine and dexfenfluramine agreed with the Food and Drug Administration ("FDA") to voluntarily withdraw both products from the market. The FDA has not requested that phentermine be withdrawn from the market.

     Plaintiffs seek payment of unspecified damages and medical monitoring of people who took either the fen-phen combination or fenfluramine or dexfenfluramine alone. While the number of lawsuits being filed has decreased substantially, the Company expects additional, similar lawsuits to be filed. The Company and its outside counsel believe that the Company has substantial defenses to these claims, though the ultimate outcome cannot be determined. As of June 30, 2002, over 94% of the fen-phen cases filed against the Company had been dismissed. All of these dismissals were accomplished without the Company paying any judgments or settlements.

     During 2000, the United States District Court for the Eastern District of Pennsylvania, the federal court before which all federal cases were consolidated for discovery, found that proposed anti-phentermine "causation" testimony by two expert witnesses was not supported by scientific evidence and thus would be barred. These two experts were the only "national" anti-phentermine "causation" experts identified in the consolidated federal litigation, and were to have been "generic" experts in hundreds of cases. The Court's decision to substantially curb their testimony has resulted in many cases being dismissed.

     In August 2000, the United States District Court for the Eastern District of Pennsylvania certified a nationwide settlement class and approved a proposed settlement put forth by Wyeth (formerly American Home Products), the principal defendant in the fen-phen litigation. The settlement excludes claims for certain serious medical conditions. The Court's order became final in January 2002. Although claims against Eon were not part of this settlement, the Company believes this settlement will result in additional cases being dismissed as to the Company, its customers and other phentermine defendants.

     Additionally, the Company has been named as a defendant in several cases alleging injury from the use of phentermine alone, and in one case alleging injury from the use of the Company's phentermine in combination with phenylpropanolamine (PPA) made by another company. Discovery and trial preparation in these cases is ongoing. The Company believes it has substantial defenses to these claims, though the ultimate outcome of these cases cannot be determined.

     The Company has exhausted its insurance coverage for all fen-phen claims, and for non-combination phentermine claims that allege ingestion prior to June 1998. Because

EON LABS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

     predicting the ultimate outcome of those lawsuits is not possible, no provision for any liability has been reflected in the Company's financial statements. Defense costs are being expensed as incurred. Such costs for the three months ended June 30, 2001 and 2002 were $1.8 million and $1.0 million, respectively, and for the six months ended June 30, 2001 and 2002 were $4.1 million and $1.7 million, respectively.

     Gross sales of phentermine by the Company for the three months ended June 30, 2001 and 2002 were $23.5 million and $12.2 million, respectively, and for the six months ended June 30, 2001 and 2002 were $35.4 million and $19.7 million, respectively.

     OTHER PRODUCT LIABILITY LITIGATION
     In addition to the litigation described above, the Company has been named as a defendant in several other product liability lawsuits. Three of the lawsuits allege injury or wrongful death from the use of Company-manufactured pharmaceuticals containing phenylpropanolamine (PPA). The Company manufactured two low-volume prescription products containing PPA that were discontinued in 1999 and 2000, respectively. The single wrongful death claim, a federal case, was dismissed without prejudice in the Company's favor in November 2001 because plaintiffs failed to prosecute the claim, and plaintiffs have indicated that they might seek to reinstate the case. A second case was served on the Company in January 2002 and was subsequently dismissed without prejudice. The third case was served on the company in June 2002. All federal cases involving PPA claims are subject to transfer to the nationwide, multi-district litigation now pending in the United States District Court for the Western District of Washington.

     Finally, the Company was a defendant in a lawsuit alleging injury from use of leuprolide acetate, a drug that is distributed by the Company. The plaintiff alleged various injuries from taking the drug. The Company is being defended in this action by the supplier's insurance company, which recently settled the case at no cost to the Company.

     INSURANCE INDEMNITY LITIGATION
     In January 1998, the Company's primary product liability insurer brought a suit in state court in Delaware against the Company and several of the Company's customers, seeking a declaration of rights and responsibilities under its insurance program with the Company. The Company's excess carriers were later added to this action. Subsequently, the court ruled that the insurer had a duty to defend the Company's customers in pending lawsuits.

     In December 1999, the Company completed a court-approved settlement with its excess carriers that provided, among other things, for an additional $17.75 million of insurance for these lawsuits. As part of that settlement, the Company agreed to place an additional $5 million in escrow out of its own cash reserves to pay for defense costs that it contends should have been paid by its primary product liability carrier, which was expensed in December 1999. The Company also settled outstanding disputes with several of its customers regarding their contributions to defense costs. In general, the settlement provides

EON LABS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

     for varying contributions based on their purchases of the Company's phentermine versus those from other manufacturers.

     Also, in December 1999, the Company agreed in principle with its primary product liability insurer to settle all outstanding disputes. In May 2000, the court approved the terms of the settlement and provided, among other things, that the insurer would partially reimburse the Company based on certain conditions up to an amount of $3.75 million for legal costs previously paid by the Company and to provide for $1.25 million of additional insurance that could be used for defense costs. This additional insurance would be applicable after the Company exhausted all existing product liability insurance. In 2000, the Company received $3.75 million from its primary product liability insurer that the Company had recorded as a reduction of legal costs. In addition, the $1.25 million of additional insurance was exhausted during 2000.

     The Company's product liability coverage was obtained on a claims made basis and covers liability for judgments and settlements and legal defense costs. On or about April 2000, the Company had exhausted all its available product liability coverage for all fen-phen claims and for non-combination phentermine claims that allege ingestion prior to June 1998 that aggregated approximately $48 million. Beginning in May 2000, the Company began to provide for legal defense costs based on services rendered on behalf of the Company and its customers. Coinciding with the exhaustion of its insurance coverage, the Company entered into negotiations with several of its customers to reduce legal costs by streamlining their legal defense structure and or by increasing their contributions to defense costs. The Company has obtained written agreements with these customers.

     PATENT INFRINGEMENT LITIGATION

     In 2000, Novartis Pharmaceuticals Corporation filed an action in the United States District Court for the District of Delaware alleging that by manufacturing, using, selling and offering to sell Cyclosporine capsules the Company is infringing on a Novartis patent. Novartis seeks injunctive relief as well as an unspecified amount of damages and has also asserted a claim that the alleged infringement was willful, that the case is therefore exceptional and that Novartis should therefore be awarded the attorney fees it has incurred in the action. The Company has denied that it has infringed any valid patent claims. The Company has also alleged affirmatively, among other things, that the patent is invalid and that it is not infringed by the Company's manufacture, use, sale or offer to sell its Cyclosporine capsules. Our potential liability and expenses in this matter are not covered by insurance. An adverse outcome in this litigation could result in our being unable to market Cyclosporine, which could materially harm our profits and cash flows, and could result in our paying damages, costs, expenses and fees that could have a material impact on our financial performance.

     In January 2001, Apotex, Inc. filed an action in the United States District Court for the Eastern District of New York alleging that by manufacturing, selling and offering to sell Cyclosporine capsules the Company is infringing a patent of which Apotex alleges it is the

EON LABS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

     exclusive licensee. Apotex seeks injunctive relief as well as an unspecified amount of damages and has also asserted a claim that the alleged infringement was willful, that the case is therefore exceptional and that Apotex should therefore be awarded the attorney fees it has incurred in the action. Our potential liability and expenses in this matter are not covered by insurance. An adverse outcome in this litigation could result in our being unable to market Cyclosporine, which could materially harm our profits and cash flows, and could result in our paying damages, costs, expenses and fees that could have a material impact on our financial performance.

     The Company has denied that it has infringed any valid patent claims asserted by Apotex, has alleged affirmatively, among other things, that the patent is invalid and that it is not infringed by the Company's manufacture, sale or offer to sell its cyclosporine capsules.

     In addition, the Company has been named in several other patent infringement actions alleging that the Company has infringed patents by filing an application with the Food and Drug Administration (FDA) for approval to market products before the plaintiffs' patents expire. In general, plaintiffs seek judgments precluding the FDA from approving the Company's application to market the product before their patent expires and have asserted claims that the alleged infringement was willful, that the action is therefore exceptional and that plaintiffs should therefore be awarded the attorney fees they have incurred in the action.

     The Company and its outside counsel believe that the Company has substantial defenses and counterclaims to these above patent infringement actions, though the ultimate outcome cannot be determined.

     Because predicting the ultimate outcome of these actions is not possible, no provision for any liability has been reflected in the Company's financial statements.

     OTHER LITIGATION

     The Company is in other litigation incidental to its business activities. The ultimate disposition of such lawsuits will not materially affect the Company's financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, the related notes to consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Registration Statement on Form S-1 (File No. 333-83638) (the "Form S-1") and the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

NET SALES. Net sales increased 22.7% from $81.7 million for the six months ended June 30, 2001 to $100.2 million for the comparable period in 2002. The net sales increase was attributable primarily to sales of products that were introduced after June 30, 2001. These products include Lovastatin USP, Metformin HCl, and Nabumetone. Other factors impacting sales for the six months ended June 30, 2002 included an increase in unit volumes of existing products and changes in product mix and unit prices. The change in product mix and price had an unfavorable impact principally due to a decline in both unit volume and selling prices of Fluvoxamine Maleate and a decline in unit volume of Phentermine HCl, USP. Additional competitive activity caused the decrease in Fluvoxamine Maleate unit volume and price. Phentermine HCl, USP sales in the six months ended June 30, 2001 reflected an increase in unit volume from the refilling of distribution channels following a shortage of the product in the market due to the limited availability of the active pharmaceutical ingredient.

GROSS PROFIT. Gross profit as a percentage of net sales decreased from 57.4% for the six months ended June 30, 2001 to 51.4% in the comparable period in 2002. The decrease was primarily due to a decrease in sales and margins for Phentermine HCl, USP and Fluvoxamine Maleate, which had higher gross profit margins than most of the Company's other products in 2001. The Company's gross profit margins are dependent on several factors, including product sales mix, cost, volumes and competitive activity.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles decreased $1.7 million from $3.6 million for the six months ended June 30, 2001 to $1.9 million in the comparable period in 2002. The decrease was the result of the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets", which the Company adopted on January 1, 2002. Under SFAS No. 142, goodwill and intangibles with indefinite lives are no longer amortized but are evaluated annually for impairment. Therefore, the Company is no longer required to amortize its goodwill and workforce intangible assets.

DEFERRED STOCK APPRECIATION RIGHTS COMPENSATION. Deferred stock appreciation rights compensation was $6.6 million for the six months ended June 30, 2001. There were no charges for stock appreciation rights in the comparable period in 2002 because the Company's Stock Appreciation Rights Plan was converted to a Stock Option Plan as of September 30, 2001.

OTHER SELLING, GENERAL AND ADMINISTRATIVE. Other selling, general and administrative increased $0.6 million from $12.6 million for the six months ended June 30, 2001 to $13.2 million in the comparable period in 2002. As a percentage of sales, other selling, general and administrative expenses decreased 2.2% from 15.4% for the six months ended June 30, 2001 to 13.2% in the comparable period in 2002. The increase was principally due to increases of $1.2 million in compensation costs (which included $0.6 million of deferred compensation), $0.5 million in selling and marketing expenses, $0.4 million in shipping expenses and $0.3 million in other expenses, offset by a decrease of $1.8 million in legal expenses. The decrease in legal expenses was due to a decrease in Phentermine HCl, USP litigation expenses of $2.4 million, offset by an increase of $0.6 million in other legal expenses, principally related to patent challenges.

RESEARCH AND DEVELOPMENT. Research and development expenses increased $1.2 million from $5.1 million for the six months ended June 30, 2001 to $6.3 million in the comparable period in 2002. The increase was attributable primarily to increases in costs related to personnel, bio-studies, supplies and outside contract development.

OPERATING INCOME. Operating income increased $11.0 million from $19.1 million for the six months ended June 30, 2001 to $30.1 million for the comparable period in 2002. The increase in operating income was the result of increased sales and gross profit, lower amortization expense and the elimination of deferred stock appreciation rights compensation expense, offset by an increase in other selling, general and administrative and research and development costs.

INTEREST INCOME (EXPENSE). Net interest expense decreased $1.2 million from $4.4 million for the six months ended June 30, 2001 to $3.2 million for the comparable period in 2002. The decrease in interest expense was primarily the result of a decrease in outstanding debt during 2002.

TAXES ON INCOME. Taxes on income increased $4.4 million from $6.6 million for the six months ended June 30, 2001 to $11.0 million in the comparable 2002 period. The effective tax rate decreased from 45.2% to 41.0% due to the elimination of non-deductible goodwill amortization in 2002.

NET INCOME. Net income increased $7.9 million from $8.0 million for the six months ended June 30, 2001 to $15.9 million for the comparable 2002 period for the reasons described above.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002

NET SALES. Net sales increased 22.1% from $42.6 million for the three months ended June 30, 2001 to $52.0 million for the comparable period in 2002. The net sales increase was attributable primarily to sales of products that were introduced after June 30, 2001. These products include Lovastatin USP, Metformin HCl, and Nabumetone. Other factors impacting sales for the three months ended June 30, 2002 included an increase in unit volumes of existing products and changes in product mix and unit prices. The change in product mix and price had an unfavorable impact principally due to a decline in selling prices of Fluvoxamine Maleate and a decline in unit volume of Phentermine HCl, USP. Additional competitive activity caused the decrease in Fluvoxamine Maleate price. Phentermine HCl, USP sales in the three months ended June 30, 2001 reflected an increase in unit volume from the refilling of distribution channels following a shortage of the product in the market due to the limited availability of the active pharmaceutical ingredient.

GROSS PROFIT. Gross profit as a percentage of net sales decreased from 61.5% for the three months ended June 30, 2001 to 54.4% in the comparable period in 2002. The decrease was primarily due to a decrease in sales for Phentermine HCl, USP, a product which had higher gross profit margins than most of the Company's other products in 2001. The Company's gross profit margins are dependent on several factors, including product sales mix, cost, volumes and competitive activity.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles decreased $0.8 million from $1.7 million for the three months ended June 30, 2001 to $0.9 million in the comparable period in 2002. The decrease was the result of the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets", which the Company adopted on January 1, 2002. Under SFAS No, 142, goodwill and intangibles with indefinite lives are no longer amortized but are evaluated annually for impairment. Therefore, the Company is no longer required to amortize its goodwill and workforce intangible assets.

DEFERRED STOCK APPRECIATION RIGHTS COMPENSATION. Deferred stock appreciation rights compensation was $3.3 million for the three months ended June 30, 2001. There were no charges for stock appreciation rights in the comparable period in 2002 because the Company's Stock Appreciation Rights Plan was converted to a Stock Option Plan as of September 30, 2001.

OTHER SELLING, GENERAL AND ADMINISTRATIVE. Other selling, general and administrative expenses increased $1.0 million from $6.1 million for the three months ended June 30, 2001 to $7.1 million in the comparable period in 2002. As a percentage of sales, other selling, general and administrative expenses decreased 0.8% from 14.4% for the three months ended June 30, 2001 to 13.6% in the comparable period in 2002. The increase was principally due to increases of $0.5 million in compensation costs (which included $0.3 million of deferred compensation), $0.2 million in selling and marketing expenses, $0.3 million in shipping expenses and $0.1 million in other expenses, offset by a decrease of $0.1 million in legal expenses. The decrease in legal expenses was due to a decrease in Phentermine HCl, USP litigation expenses of $0.8 million, offset by an increase of $0.7 million in other legal expenses, principally related to patent challenges.

RESEARCH AND DEVELOPMENT. Research and development expenses were $3.0 million for both the three-month period ended June 30, 2001 and the comparable period in 2002. Increases in certain line items, including an increase in compensation expenses of $0.3 million, were offset by decreases principally related the timing of material purchases and the cost of producing ANDA filing batches.

OPERATING INCOME. Operating income increased $5.3 million from $12.0 million for the three months ended June 30, 2001 to $17.3 million for the comparable period in 2002. The increase in operating income was the result of increased sales and gross profit, lower amortization expense and the elimination of deferred stock appreciation rights compensation expense, offset by an increase in other selling, general and administrative costs.

INTEREST INCOME (EXPENSE). Net interest expense decreased $1.0 million from $2.2 million for the three months ended June 30, 2001 to $1.2 million for the comparable period in 2002. The decrease in interest expense was primarily the result of a decrease in outstanding debt during 2002.

TAXES ON INCOME. Taxes on income increased $2.2 million from $4.4 million for the three months ended June 30, 2001 to $6.6 million in the comparable period in 2002. The effective tax rate decreased from 45.2% to 41.0% due to the elimination of non-deductible goodwill amortization in 2002.

NET INCOME. Net income increased $4.1 million from $5.4 million for the three months ended June 30, 2001 to $9.5 million for the comparable period in 2002 for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $17.6 million at December 31, 2001 as compared to $64.4 million at June 30, 2002.

At June 30, 2002, our total debt of $14.2 million was classified as current and is shown under the balance sheet caption "current portion of note payable". The debt represents the remaining balance on a note issued in connection with the acquisition of EHI. At June 30, 2002 the note had a remaining discounted value of $14.2 million and a face value of $14.8 million. Principal payments of $10.0 million and $4.8 million are due on September 30, 2002 and 2003, respectively. The second payment is subject to acceleration under the note agreement if certain EBITDA levels are reached. We expect to have EBITDA levels in excess of the acceleration thresholds, and therefore, classified the remaining discounted value of the $ 4.8 million due September 30, 2003 as current.

On February 8, 2002, the Company secured a three-year $25 million credit facility with a borrowing cost of LIBOR plus 1.5% or the bank's prime rate. The credit facility, which is for working capital purposes, had no outstanding borrowings against it at June 30, 2002.

Stockholders' equity increased from $46.9 million at December 31, 2001 to $227.8 million at June 30, 2002. Stockholders' equity was increased by proceeds from our initial public offering of $139.2 million, $25.2 million for the capitalization of Hexal AG debt, earnings of $15.9 million for the six months ended June 30, 2002 and $0.6 million for the amortization of deferred compensation costs.

A portion of the $139.2 million of proceeds from our initial public offering in May 2002 were utilized to pay $66.9 million of debt due to Hexal AG, with the remainder available for general corporate purposes.

During the six months ended June 30, 2002, the Company generated net cash of $46.8 million. Operations generated $4.5 million, which resulted from net earnings of $15.9 million, non-cash items totaling $26.5 million and an increase in working capital, which used $37.9 million. The most significant working capital requirement related to a $30.8 million increase in accounts receivable resulting from higher sales and the timing of customers' payments. Outflows from investing activities for this period totaling $15.7 million were the aggregate of capital expenditures of $3.3 million and the investment in marketable securities of $12.4 million. Financing activities generated $58.0 million for the period. The cash generated from financing activities is the net of $139.2 million in net proceeds raised in the Company's initial public offering, $0.8 million of advances received from a related party and a $0.1 million decrease in restricted cash, offset by $82.1 million of debt repayments.

The Company is involved in various litigation matters in which the potential liabilities and/or related expenses are not covered by insurance. In addition, an adverse outcome in patent litigation with Novartis and Apotex involving Cyclosporine, USP (Modified) could result in the Company being unable to market this product which would materially harm its profits and cash flows and could result in the Company paying damages, cost, expenses, and fees that could have a material adverse impact on its financial performance. See the Company's Form S-1 and the notes to the Company's six months unaudited condensed consolidated financial statements.

The Company does not currently have or anticipate any short-term funding requirements outside of the ordinary course of our business, and the Company does not have or anticipate any liquidity concerns. The Company's principal future cash requirements are associated with increased working capital to support future growth, capital additions, legal defense cost and debt service. The Company anticipates that its operating cash flows, together with its available borrowings under its credit facility and current cash balances will be sufficient to meet all of its working capital, capital expenditures and debt payment requirements for both the short-term and foreseeable future.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are those policies which are important to the portrayal of our financial condition and results of operations and require management's subjective judgments. As a result, these judgments are subject to an inherent degree of uncertainty. We base our judgments on our experience and various other assumptions that we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates, including those related to returns, inventories, income taxes and litigation. Our actual results could differ from these estimates under different assumptions or conditions. We believe the following accounting policies to be critical:

Revenues are recognized when the products are received by the customer, which represents the point when the risks and rewards of ownership are transferred to the customer. Sales are shown net of discounts, rebates, contract pricing adjustments and returns, which are estimated based on our experience. Discounts, rebates and contract pricing adjustments are recorded as a reduction of sales based on agreed upon terms with our customers at the time of sale. We calculate a reserve for discounts and rebates based upon actual sales under such arrangements. Reserves for contract pricing adjustments represent the difference between the prices wholesalers are billed by us and the prices billed to their customers to whom we have given contract prices. In determining a reserve for contract pricing adjustments, we take into account an estimate of the percentage of product sales subject to such pricing adjustments based on historical trends. Historical trends are adjusted for new product introductions and changes in wholesaler or contract prices.

Shelf stock adjustments are provided following a reduction in the prices of any of our products due to the competitive environment. Such adjustments are credited to our customers based on their on-hand inventory quantities. Reserves are generally established when we reduce our prices.

Estimates for returns, which are recorded at the time of sale, relate primarily to returns of expiring products. We utilize historical trends to estimate the amount of products to be returned due to product expiration.

In determining whether liabilities should be recorded for pending litigation claims, we must assess the allegations made and the likelihood that we will successfully defend ourselves. When we believe it is probable that we will not prevail in a particular matter, we will then make an estimate of the amount of liability based in part on advice of outside legal counsel.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 modifies the accounting and reporting for acquired intangible assets at the time of acquisition and in subsequent periods. Intangible assets which have finite lives must be amortized over their estimated useful life. Intangible assets with indefinite lives will not be amortized, but evaluated annually for impairment. The Company has completed its impairment assessment and determined that there is no impairment of goodwill or identifiable intangibles upon initial adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company's value of existing products are intangible assets with finite lives that are being amortized over 10 years. The Company's goodwill and workforce intangibles which were being amortized over 15 and 5 year lives, respectively, have not been amortized during the six-month period ended June 30, 2002. Had this pronouncement been retroactively applied, net income would have increased approximately $835 and $1,670, respectively, and diluted earnings per share would have increased $0.03 per share and $0.06 per share, respectively, in the three and six months ended June 30, 2001. During the three months ended March 31, 2002, the Company transferred the net book value of its workforce intangible of $1,136 to goodwill, resulting in goodwill of $47,107 at June 30, 2002. The recorded amount of the existing product intangible of $37,600, before accumulated amortization of $5,953 as of June 30, 2002, will be amortized through 2010 with annual charges of $3,760.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 will not have a material impact on the measurement of its long-lived assets.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following discusses the Company's exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. The Company does not believe that its exposure to market risk is material.

As of June 30, 2002, the Company had cash and cash equivalents of $64.4 million. Cash equivalents are interest-bearing investment grade securities, primarily short-term, highly liquid investments with maturities at the date of purchase of less than 90 days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in the market interest rates by 10 percent from the rates in effect on the date of this Form 10-Q would cause the fair value of these short-term investments to decline by an insignificant amount. The Company has the ability to hold these investments until maturity, and therefore it does not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce the Company's interest income.

The Company currently owns $12.4 million in publicly traded debt securities which are subject to market fluctuations.

The Company currently does not have any international operations, and currently does not enter into forward exchange contracts or other financial instruments with respect to foreign currency. Accordingly, the Company currently does not have any significant foreign currency exchange rate risk.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q report contains forward-looking statements relating to future events and future performance of the Company within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "expects," "anticipates," "intends," "believes" or similar language. Actual results could differ materially from those anticipated in such forward-looking statements. Some specific factors that may have a significant effect on our operating results and common stock market price include:

   -  new product introductions;
   -  changes in the degree of competition for our products;
   - regulatory issues, including, but not limited to, receipt of ANDA approvals from the FDA, compliance with FDA or other agency regulations or the lack or failure of either of the foregoing;
   -  the inability to acquire sufficient supplies of raw materials;
   -  litigation and/or threats of litigation;
   -  changes in our growth rates or our competitors' growth rates;
   - legislative and FDA actions with respect to the government regulation of pharmaceutical products;
   -  public concern as to the safety of our products;
   -  changes in health care policy in the United States;
   - conditions in the financial markets in general or changes in general economic conditions;
   -  our inability to raise additional capital;

   - conditions of other generic pharmaceutical companies or the generic pharmaceutical industry generally; and
   - changes in stock market analyst recommendations regarding our common stock, other comparable companies or the generic pharmaceutical industry generally.

All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any forward-looking statements. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

Pursuant to a Registration Statement on Form S-1 (File No. 333-83638) declared effective by the Securities and Exchange Commission on May 23, 2002, the Company sold an aggregate of 10,200,813 shares of Common Stock (including 820,273 shares from the exercise of the over-allotment option), par value $.01 per share, for an aggregate offering price of $153.0 million. Pursuant to the registration statement, certain selling stockholders sold an aggregate of 419,460 shares of Common Stock for an aggregate offering price of $6.3 million. The registration statement registered securities with a proposed maximum aggregate offering price of $200.0 million. The offering was commenced on May 23, 2002 and was completed on June 11, 2002 without all shares registered in such offering being sold. The expenses incurred by the Company in connection with the issuance and distribution of such shares were approximately $3.1 million. None of such expenses were paid to directors or officers of the Company or their associates or to persons owning 10% or more of the Common Stock of the Company. The net offering proceeds to the Company were approximately $139.2 million. The underwriters were led by Credit Suisse First Boston Corporation, Goldman,
Sachs & Co., Banc of America Securities LLC and CIBC World Markets Corp.

Upon the consummation of the Company's initial public offering, all of the previously outstanding shares of the Company's preferred stock were converted into 30,000,000 of common stock and warrants were deemed exercised resulting in the issuance of 1,680,528 shares of common stock. Immediately following the closing of the Company's initial public offering, debt of $25.2 million due to Hexal AG was converted into 1,678,561 shares of common stock and debt of $66.9 million due to Hexal AG was paid with the proceeds of the offering. The remainder of the proceeds to the Company from the offering, approximately $72.3 million, were invested in cash investments and short-term investment grade securities. The Company anticipates using the balance of the proceeds from the offering for general corporate purposes, including to fund working capital, increased research and development to expand the Company's product offerings and the potential acquisition of product lines or companies. The Company has no present understandings, commitments or agreements with respect to any acquisitions. Other than the repayment of indebtedness to Hexal AG, the Company has not determined the amounts it plans to spend on any of the areas listed above or the timing of these expenditures.

In May 2002, the Company effected a 30-for-1 stock split of the Company's preferred stock and the Company's non-voting common stock with no change in par value. Additional paid-in capital, preferred stock, common stock, per share and shares outstanding data in the unaudited Condensed Consolidated Financial Statements and Notes to the unaudited Condensed Consolidated Financial Statements have been retroactively restated to reflect this stock split. The Company changed the number of shares of authorized preferred stock to 5,000,000, increased the number of shares of authorized voting common stock to 70,000,000 and converted shares of non-voting common stock to shares of a single class of common stock.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

3.1     Restated Certificate of Incorporation of the Company

99.1    Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

99.2    Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      EON LABS, INC.

     August 13, 2002                  By:  /s/ Bernhard Hampl
                                         ---------------------
                                           Bernhard Hampl, Ph.D.
                                           President, Chief Executive Officer
                                             and Director


     August 13, 2002                  By:  /s/ William F. Holt
                                         ----------------------
                                           William F. Holt
                                           Chief Financial Officer