Form 10-K/A
period 2002-12-31
EON LABS INC
filed 2003-04-29
CIK 1168061

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-31333

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

EON LABS, INC.

INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2002

i

EXPLANATORY NOTE

        Eon Labs, Inc., in accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, hereby amends its Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 27, 2003. This Form 10-K/A is being refiled in its entirety to (i) correct a typographical error in Item 6 "Selected Financial Data," changing income before income taxes for the year ended December 31, 2002 to $73,083 from $78,083; (ii) present goodwill and accumulated amortization of other intangibles in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" at $46.9 million and $7.8 million from $47.1 million and $6.9 million, respectively, to reflect December 31, 2002 balances; (iii) insert year 2000 activity that was inadvertently omitted from the Consolidated Statements of Stockholders' Equity in the Consolidated Financial Statements; (iv) reclassify accumulated amortization between existing products and goodwill in Note 6 of the Consolidated Financial Statements; and (v) present the amount payable to Hexal AG at December 31, 2002 at $2.4 million from $1.6 million in Note 8 of the Consolidated Financial Statements.

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

	Year Ended December 31,
	Successor Company			Predecessor Company
	2002	2001	2000	1999	1998
	(Dollars in thousands, except for per share data)
CONSOLIDATED STATEMENT OF INCOME DATA:
Net sales	$244,269	$165,443	$119,693	$77,981	$55,787
Cost of sales	118,591	73,312	56,559	39,576	27,782

Gross profit	125,678	92,131	63,134	38,405	28,005

Operating expenses
Selling, general and administrative
Amortization of goodwill and other intangibles	3,760	7,120	639	—	—
Deferred stock appreciation rights compensation	—	9,837	6,197	1,626	1,479
Other selling, general and administrative	32,706	25,322	20,890	18,640	8,774
Research and development expenses	13,239	12,224	14,936	10,889	8,755

Total operating expenses	49,705	54,503	42,662	31,155	19,008

Operating income	75,973	37,628	20,472	7,250	8,997

Other income and expense
Interest income	854	462	1,311	950	849
Interest expense	(3,857)	(9,318)	(1,892)	(60)	(88)
Other income (expense), net	113	44	398	(2)	(28)

Total other income (expense)	(2,890)	(8,812)	(183)	888	733

Income before income taxes	73,083	28,816	20,289	8,138	9,730
Provision for income taxes	29,820	13,025	9,300	3,127	4,058

Net income	$43,263	$15,791	$10,989	$5,011	$5,672

PER SHARE DATA
Basic	$1.62	$—	$—	$—	$—
Diluted	$1.06	$0.49	$0.36	$0.17	$0.19
Weighted average common shares Outstanding
Basic	26,630,789
Diluted	40,648,533	32,130,729	30,120,000	30,000,000	30,000,000
OTHER DATA
Cash and investments	87,284	17,624	6,378	21,095	17,320
Total assets	329,871	219,402	196,903	58,401	49,565
Long-term debt including current portion	4,530	116,867	123,110	333	635
Total stockholders' equity	258,154	46,991	11,895	43,342	38,331
Net cash provided by (used in)
Operating activities	$28,529	$30,032	$14,077	$5,676	$5,418
Investing activities	(33,319)	(4,275)	(87,704)	(1,599)	(2,287)
Financing activities	49,489	(14,511)	58,910	(302)	(273)

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

        In 2002, the Company generated net cash of $44.7 million. Operations generated $28.5 million of cash, comprised of net earnings of $43.3 million, non-cash items totaling $57.0 million and an increase in working capital of $71.7 million. The increase in working capital resulted primarily from an increase in accounts receivable in 2002 of $65.2 million due to higher sales. Cash was also used to fund increases in inventory, prepaid expenses and other assets totaling $18.0 million. Inventory increased to support higher sales. The increase in prepaid expenses is the result of higher insurance premiums. Increases in accounts payable and accrued liabilities of $11.4 million partially offset the working capital increases.

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

        Financing activities provided cash of $49.5 million in 2002 and used $14.5 million of cash in 2001. In 2002, financing activities were impacted primarily by $139.2 million in net proceeds from the Company's initial public offering, $66.9 million in repayments on loans from Hexal AG and $25.2 million used to pay installments on the EHI acquisition note. Additional sources of cash in 2002 included $1.9 million related to an increase in advances from an affiliate, $0.4 million of proceeds from the exercise of stock options and a $0.1 million reduction in restricted cash. In 2001, the Company used $10.0 million to pay an installment on the acquisition note and $7.5 million to repay the working capital loan from Hexal AG outstanding at the end of 2000. The $17.5 million in total debt repayments was partially offset by an increase in advances from an affiliate of $2.2 million and a decrease of $0.8 million in restricted cash.

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

Impact of Recently Issued Accounting Standards

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 modifies the accounting and reporting for acquired intangible assets at the time of acquisition and in subsequent periods. Intangible assets, which have finite lives, must be amortized over their estimated useful life. Intangible assets with indefinite lives will not be amortized, but evaluated annually for impairment. The Company has completed its impairment assessment and determined that there is no impairment of goodwill or identifiable intangibles upon initial adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The value of the Company's existing products is an intangible asset with a finite life that is being amortized over 10 years. The Company's goodwill and workforce intangibles were amortized over 15 and 5 year lives, respectively, through December 31, 2001. Had this pronouncement been retroactively applied, net income would have increased approximately $3.2 million and $0.3 million in 2001 and 2000, respectively, and diluted earnings per share would have increased $0.10 per share and $0.01 per share, in 2001 and 2000, respectively. In 2002, the Company transferred the net book value of its workforce intangible of $1.1 million to goodwill, resulting in goodwill of $46.9 million. The recorded amount of the existing products intangible of $37.6 million, before accumulated amortization of $7.8 million as of December 31, 2002, will be amortized through 2010 with annual charges of $3.8 million.

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
10.6	Amendment to Credit Agreement, dated as of November 1, 2002, by and among Eon Labs, Inc., Eon Pharma, LLC and JPMorgan Chase Bank.
10.7	Amendment and Waiver to Credit Agreement, dated as of March 18, 2003, by and among Eon Labs, Inc., Eon Pharma, LLC and JPMorgan Bank.
10.8	Eon Labs, Inc. Stock Option Plan was filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1/A (Reg. No. 333-83638), filed on March 1, 2002 and is incorporated herein by reference.
10.9
Agreement, effective as of November 10, 2002, by and between Eon Labs, Inc. and the Drug, Chemical, Cosmetic, Plastics and Affiliated Industries Warehouse Employees Local 815, Affiliated with the International Brotherhood of Teamsters.
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
21.1	List of Subsidiaries was filed as Exhibit 21.1 to the Company's Registration Statement on Form S-1/A (Reg. No. 333-83638), filed on May 21, 2002 and is incorporated herein by reference.
23.1	Consent of PricewaterhouseCoopers LLP filed herewith.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.
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

Signature	Title	Date

/s/ BERNHARD HAMPL Bernhard Hampl, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2003
/s/ THOMAS STRÜNGMANN Thomas Strüngmann, Ph.D.	Chairman of the Board of Directors	April 29, 2003
/s/ WILLIAM F. HOLT William F. Holt	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 29, 2003
/s/ DAVID H. GRANSEE David H. Gransee	Controller	April 29, 2003
/s/ FRANK F. BEELITZ Frank F. Beelitz	Director	April 29, 2003
/s/ DOUGLAS M. KARP Douglas M. Karp	Director	April 29, 2003
/s/ MARK R. PATTERSON Mark R. Patterson	Director	April 29, 2003

CERTIFICATIONS

I, Bernhard Hampl, Ph.D., certify that:

1.
I have reviewed this annual report on Form 10-K/A of Eon Labs, Inc.;

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

Date: April 29, 2003

/s/ BERNHARD HAMPL Bernhard Hampl, Ph.D. Chief Executive Officer and President

I, William F. Holt, certify that:

1.
I have reviewed this annual report on Form 10-K/A of Eon Labs, Inc.;

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

Date: April 29, 2003

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

Eon Labs, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the years ended December 31, 2002, 2001 and 2000

(dollars in thousands)

	Number of Shares Series A Convertible Preferred Stock	Series A Convertible Preferred Stock	Number of Shares Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, January 1, 2000	30,000,000	$300	—	$—	$33,973	$9,069	$—	$—	$43,342
Reorganization of entities under common control					(33,855)	(13,473)			(47,328)
Issuance of warrants					4,892				4,892
Net income						10,989			10,989

Balance, December 31, 2000	30,000,000	300	—	—	5,010	6,585	—	—	11,895
Conversion from stock appreciation rights plan to stock option plan					21,091		(2,134)		18,957
Amortization of unearned deferred stock-based compensation							348		348
Net income						15,791			15,791

Balance, December 31, 2001	30,000,000	300	—	—	26,101	22,376	(1,786)	—	46,991
Stock conversion	(30,000,000)	(300)	30,000,000	300
Amortization of unearned deferred stock-based compensation							1,154		1,154
Shares issued under initial public offering			10,200,813	102	139,135				139,237
Conversion of debt to equity			1,678,561	17	25,161				25,178
Warrants exercised			1,680,528	17	(17)				—
Shares issued under stock option plan, including tax benefit from exercise of non-qualified options of $1,904			517,380	5	2,282				2,287

Net income						43,263			43,263
Unrealized gains on available-for-sale securities								44	44

Comprehensive Income									43,307

Balance, December 31, 2002	—		$44,077,282	$441	$192,662	$65,639	$(632)	$44	$258,154

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

6.    Goodwill and Other Intangible Assets

        Intangible assets consist of the following components:

	December 31,
	2002	2001
Value of existing products	$37,600	$37,600
Less accumulated amortization	(7,833)	(4,073)

Value of existing products, net	29,767	33,527
Goodwill and other intangibles, net	46,934	45,278

	$76,701	$78,805

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

        In connection with the December 2000 acquisition of EHI, the Company borrowed $60 million from Hexal AG, at a fixed rate of 8.75%. In addition, Hexal AG also provides advances to the Company and has allowed interest to accrue. Further, the Company had outstanding borrowings of $16,874 under a $20 million loan agreement with Hexal AG. Interest on advances is calculated at LIBOR (as defined) plus 1.25%. In May 2002, immediately following the closing of the Company's initial public offering, debt of $25,178 due to Hexal AG was converted into 1,678,561 shares of common stock and debt of $66,942 due to Hexal AG was paid with the proceeds of the offering. The payment and stock conversion totaling $92,120 fully paid the balance due at March 31, 2002 which was comprised of the two notes payable of $60,000 and $16,874, plus an additional intercompany payable of $15,246. At December 31, 2002, the Company had approximately $2.4 million payable to Hexal AG, which is included in accrued liabilities.

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
EXPLANATORY NOTE
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