Form 10-Q
period 2003-06-30
EON LABS INC
filed 2003-08-13
CIK 1168061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31333

For the quarterly period ended June 30, 2003

Eon Labs, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3653818
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

227-15 North Conduit Avenue Laurelton, New York	11413
(Address of Principal Executive Offices)	(Zip Code)

(718) 276-8600
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

As of August 4, 2003, there were 44,337,003 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

Eon Labs, Inc. and Subsidiaries
Table of Contents

Eon Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$38,593	$62,323
Investments	74,278	24,961
Accounts receivable, net	22,891	23,822
Inventories	50,429	41,946
Deferred tax assets, net	42,627	43,648
Prepaid expenses and other current assets	12,525	10,402
Due from related party	243	280

Total current assets	241,586	207,382

Property, plant and equipment, net	46,105	42,788
Goodwill and other intangible assets, net	74,820	76,701
Other assets	2,249	3,000

Total assets	$364,760	$329,871

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$10,464	$10,974
Accrued liabilities	53,781	48,785
Current portion of note payable	—	4,530

Total current liabilities	64,245	64,289

Long-term liabilities
Deferred tax liabilities, net	6,998	6,998
Deferred revenue	315	430

Total liabilities	71,558	71,717

Contingencies (Notes 8 and 9)

Stockholders’ equity
Common stock, par value $.01 per share; 70,000,000 shares authorized; 44,307,862 and 44,077,282 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	443	441
Preferred stock, par value $.01 per share; 5,000,000 shares authorized and no shares issued or outstanding at June 30, 2003 and December 31, 2002	—	—
Additional paid-in capital	194,351	192,662
Retained earnings	98,778	65,639
Accumulated other comprehensive income	38	44
	293,610	258,786
Less: Unearned deferred stock-based compensation	(408)	(632)
Total stockholders’ equity	293,202	258,154
Total liabilities and stockholders’ equity	$364,760	$329,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eon Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(dollars in thousands, except per share amounts) (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Net sales	$78,681	$52,000	$149,538	$100,198
Cost of sales	37,081	23,697	69,526	48,682

Gross profit	41,600	28,303	80,012	51,516

Operating expenses
Selling, general and administrative expenses:
Amortization of other intangible assets	940	940	1,880	1,880
Other selling, general and administrative expenses	5,316	7,075	14,053	13,228
Research and development expenses	5,680	2,985	9,322	6,266

Total operating expenses	11,936	11,000	25,255	21,374

Operating income	29,664	17,303	54,757	30,142

Other income (expense), net
Interest income	333	126	664	166
Interest expense	(16)	(1,331)	(300)	(3,444)
Other income, net	74	11	111	11

Total other income (expense), net	391	(1,194)	475	(3,267)

Income before income taxes	30,055	16,109	55,232	26,875

Provision for income taxes	(12,023)	(6,605)	(22,093)	(11,025)

Net income	$18,032	$9,504	$33,139	$15,850

Net income per common share
Basic	$0.41	$0.51	$0.75	$1.70
Diluted	$0.40	$0.25	$0.73	$0.44

Weighted average common shares outstanding
Basic	44,245,597	18,497,264	44,179,921	9,299,729
Diluted	45,255,145	38,405,203	45,235,043	35,956,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eon Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(dollars in thousands) (unaudited)

	For the six months ended June 30,
	2003	2002
Cash flows from operating activities
Net income	$33,139	$15,850
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for accounts receivable allowances	41,847	18,985
Depreciation and amortization	4,327	3,790
Deferred compensation	224	578
Amortization of deferred revenue	(115)	(115)
Amortization of discount on note payable	269	788
Interest paid in-kind	—	2,463
Tax benefit from exercises of stock options	2,454	—
Changes in assets and liabilities:
Accounts receivable	(40,916)	(30,822)
Inventories	(8,483)	(6,610)
Prepaid expenses and other current assets	(2,184)	(2,721)
Other assets	751	(1,746)
Accounts payable	(510)	(315)
Accrued liabilities	4,991	4,358
Net cash provided by operating activities	35,794	4,483

Cash flows from investing activities
Capital expenditures	(5,763)	(3,299)
Purchases of short-term investments	(49,330)	(12,395)
Net cash used in investing activities	(55,093)	(15,694)

Cash flows from financing activities
Decrease in loans and advances to Hexal AG	—	(66,942)
Payment on seller note	(4,799)	(15,201)
Proceeds from initial public offering of common stock	—	142,303
Costs of initial public offering of common stock	—	(3,066)
Advances from related parties, net	49	836
Decrease in restricted cash	61	71
Proceeds from exercises of stock options	258	—
Net cash (used in) provided by financing activities	(4,431)	58,001

Net (decrease) increase in cash and cash equivalents	(23,730)	46,790

Cash and cash equivalents at beginning of period	62,323	17,624

Cash and cash equivalents at end of period	$38,593	$64,414

Non-cash investing activities:
Unrealized loss on investments	$12	$—

Non-cash financing activities:
Conversion of preferred stock	$—	$300
Exercise of warrants	$—	$17
Issuance of common stock to repay loans and advances to Hexal AG	$—	$25,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eon Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

1.     Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Eon Labs, Inc. (the “Company”) without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company's financial position as of June 30, 2003 and results of operations and cash flows for the periods presented.  The consolidated balances as of December 31, 2002 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2002.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year.

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

Effective May 22, 2002, in conjunction with the initial public offering of the Company’s common stock, the Company was combined with HPI and EHI into a single entity through a series of reorganization mergers. EHI was merged with and into HPI and HPI was subsequently merged with and into the Company. This reorganization was accounted for as a merger of entities under common control and the accounts of the companies were combined in a manner similar to a pooling of interests effective January 1, 2000. The condensed consolidated financial statements for the three and six months ended June 30, 2002 reflect results on a combined basis.

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

Accounts receivable is presented net of allowances for discounts, rebates, contract pricing adjustments and doubtful accounts, which were $117,357 and $75,510 at June 30, 2003 and December 31, 2002, respectively.

Shelf stock adjustments are provided following a reduction in the prices of any of the Company’s products due to the competitive environment.  Such adjustments are credited to the Company’s customers based on their on-hand inventory quantities.  Reserves are generally established when the Company reduces its prices.

Shipping and Handling Costs

The Company classifies shipping and handling costs as part of selling, general and administrative expenses.  Shipping and handling costs were $1,125 and $630 for the three months ended June 30, 2003 and 2002, respectively, and $2,215 and $1,223 for the six months ended June 30, 2003 and 2002, respectively.

Investments

The Company invests in publicly traded debt securities which are categorized as securities available-for-sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to accumulated other comprehensive income.  The market value of such securities exceeded book value by $61 and $73 at June 30, 2003 and December 31, 2002, respectively.  Accordingly, net income is decreased by $6, resulting in comprehensive income of $33,133 for the six months ended June 30, 2003.  At June 30, 2002, no adjustment of net income to determine comprehensive income is needed, as there were no investments in marketable securities.

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

Additional Paid-In Capital

Additional paid-in capital increased by $1,689 to $194,351 at June 30, 2003 from $192,662 at December 31, 2002.  The increase represents proceeds of $258 from the exercise of employee stock options and $1,433 of tax benefits associated with these exercise transactions.

Deferred Stock-Based Compensation

The Company amortized deferred stock compensation in the amount of $112 and $288 for the three months ended June 30, 2003 and 2002, respectively, and $224 and $578 for the six months ended June 30, 2003 and 2002, respectively.

Stock Repurchase Program

In April 2003, the Company’s Board of Directors approved the repurchase of up to 300,000 shares of the Company’s common stock over the next twelve months. The Company has adopted a plan to repurchase 125,000 shares under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Depending on market conditions, the Company also expects to conduct purchases in the open market and in privately negotiated transactions from time to time during its normal trading window and may enter into future plans to repurchase shares under Rule 10b5-1. The share purchases are expected to commence in the third quarter. The repurchased shares will become treasury shares and will be used to offset potential dilution in the event outstanding stock options are exercised.

3.     Net Income Per Common Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of stock options, warrants, and the conversion of preferred stock.  Details of the calculations are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002

Net income per share-basic:

Net income	$18,032	$9,504	$33,139	$15,850

Weighted average shares outstanding-basic	44,245,597	18,497,264	44,179,921	9,299,729
Net income per share-basic	$0.41	$0.51	$0.75	$1.70

Net income per share-diluted:

Net income	$18,032	$9,504	$33,139	$15,850

Weighted average shares outstanding-basic	44,245,597	18,497,264	44,179,921	9,299,729
Effect of preferred stock prior to conversion	—	17,142,857	—	23,535,912
Effect of warrants prior to conversion	—	960,302	—	1,318,425
Dilutive effect of stock options	1,009,548	1,804,780	1,055,122	1,802,830

Weighted average shares-diluted	45,255,145	38,405,203	45,235,043	35,956,896
Net income per share-diluted	$0.40	$0.25	$0.73	$0.44

4.     Adoption of New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” that amends SFAS No. 123 “Accounting for Stock-Based Compensation.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 amends the disclosure requirements of Accounting Principal Board (“APB”) Opinion No. 28, “Interim Financial Reporting” and Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results.  SFAS No. 148 is effective for fiscal years ending after December 15, 2002.  The adoption of SFAS No. 148, except for the disclosure requirements, had no impact on the Company’s consolidated financial statements. The additional required disclosure have been provided below.

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

The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2003	June 30, 2002
Dividend yield	0%	0%
Volatility	45%	45%
Risk-free interest rate	3.0% to 4.0%	3.0% to 4.0%
Expected life	1 to 5 years	1 to 5 years

A reconciliation of the Company’s net earnings to pro forma net earnings and the related pro forma earnings per share amounts for the three and six months ended June 30, 2003 and 2002, respectively, is provided below. For purposes of pro forma disclosure, stock-based compensation expense is recognized in accordance with the provisions of SFAS No. 123.

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002

Net income, as reported	$18,032	$9,504	$33,139	$15,850
Adjustment to net income for pro forma stock-based compensation expense, net of related tax effect	(126)	(4)	(253)	(8)

Pro forma net income	$17,906	$9,500	$32,886	$15,842

As reported net earnings per share:
Basic	$0.41	$0.51	$0.75	$1.70
Diluted	$0.40	$0.25	$0.73	$0.44

Pro forma net earnings per share:
Basic	$0.40	$0.51	$0.74	$1.70
Diluted	$0.40	$0.25	$0.73	$0.44

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities.  The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock.  SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The initial adoption of SFAS No. 150 on July 1, 2003 is not expected to have any impact on the Company’s consolidated financial statements.

The FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.”  This interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees, including indemnifications.  It requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee if that amount is reasonably estimable, and must disclose that information in its interim and annual financial statements.  The provisions for initial recognition and measurement of the liability are to be applied on a prospective basis to guarantees issued or modified on or after January 1, 2003.  The Company’s initial adoption of this statement on January 1, 2003, did not have an impact on its results of operations, financial position, or cash flows.  Guarantees issued or modified after January 1, 2003, will be recognized at their fair value in the Company’s financial statements.  The Company has not issued any guarantees as of June 30, 2003.

5.                                      Inventories

Inventories consist of the following:

	June 30, 2003	December 31, 2002
Raw material	$22,107	$19,937
Work-in-process	12,397	9,655
Finished goods	15,925	12,354

	$50,429	$41,946

6.                                      Line of Credit

On February 8, 2002, the Company entered into a three-year $25 million credit agreement, which is collateralized by accounts receivable and inventory. Interest on any borrowing under the line will accrue at the rate of interest equal to either the adjusted LIBOR rate plus 1.5%, the prime rate or the fixed rate (as set by the bank).  The rate will depend upon the terms of the selected borrowings.  The agreement has covenants which require the maintenance of certain financial ratios including leverage, consolidated debt and asset coverage, as defined.  At June 30, 2003, there were no borrowings outstanding under the line of credit.

7.     Transactions Between the Company and Related Parties

The following is a summary of related party transactions:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Net sales to (returns from) subsidiaries of Hexal AG	$162	$—	$162	$(100)
Purchases of products and supplies from subsidiaries of Hexal AG	(83)	—	(318)	—
Reimbursement of other expenses	(27)	(29)	(27)	(29)
Cyclosporine agreements with Hexal AG(a)	(1,788)	(746)	(3,131)	(1,805)
Interest on intercompany loans from Hexal AG	—	—	—	(1,468)

(a)	Under agreements with Hexal AG, the Company pays Hexal AG based on sales of specific products, which were developed using Hexal AG’s patented technology.

In 2002, HPI was a party to certain research and development contracts with third parties for which Hexal AG loaned $0.7 million to HPI for the payment of its obligations.  During 2002, the research and development contracts which were unrelated to the Company’s business were transferred to an entity that is unrelated to the Company.

Included in accrued liabilities are amounts due to Hexal AG and subsidiaries of $3,329 at June 30, 2003.

8.                                      Litigation

Product Liability Litigation

Fen-phen Litigation

Since May 1997, the Company and certain of its customers have been named as defendants in numerous product liability lawsuits, some of which are class actions, filed in various state and federal courts in connection with its manufacture and sale of phentermine hydrochloride.  These lawsuits typically name as a defendant Wyeth (formerly American Home Products Corporation), the manufacturer of two anti-obesity drugs, fenfluramine and dexfenfluramine, and also name manufacturers and distributors of phentermine. Fenfluramine and phentermine were prescribed in combination in an off-label use commonly called “fen-phen,” while dexfenfluramine was generally prescribed alone, but occasionally in combination with phentermine.  In September 1997, Wyeth, the manufacturer of fenfluramine and dexfenfluramine, agreed with the Food and Drug Administration (“FDA”) to voluntarily withdraw both products from the market.  The FDA has not requested that phentermine be withdrawn from the market.

The plaintiffs in these cases (the “fen-phen cases”) typically allege that the short- and long-term use of fenfluramine in combination with phentermine causes, among other things, primary pulmonary hypertension, valvular heart disease and/or neurological dysfunction.  Some lawsuits allege emotional distress caused by the purported increased risk of injury in the future, and others allege fraud or conspiracy in the marketing of fenfluramine, dexfenfluramine and phentermine.  Plaintiffs typically seek relief in the form of monetary damages (including economic losses, medical care and monitoring expenses, loss of earnings and earnings capacity, other compensatory damages and punitive damages), generally in unspecified amounts, on behalf of the individual or the class.  Some actions seeking class certification ask for certain types of equitable relief, including, but not limited to, declaratory judgments and the establishment of a research program or medical surveillance fund.  Certain companies that distributed or sold the Company’s phentermine and are named as defendants in certain of these lawsuits seek a defense and indemnity from the Company.

In 2000, the United States District Court for the Eastern District of Pennsylvania, which supervises discovery of all federal fen-phen cases in a consolidated multidistrict litigation (the “Fen-Phen MDL”), found that proposed anti-phentermine “causation” testimony by two expert witnesses was not supported by scientific evidence and thus would be barred.  These two experts were the only “national” anti-phentermine “causation” experts identified in the consolidated federal litigation, and were to have been “generic” experts in hundreds of cases.  The Court’s decision to substantially curb their testimony has resulted in many cases being dismissed.  To date, there has been no scientific testimony accepted by any court that establishes a connection between the use of phentermine, either alone or in combination with fenfluramine and/or dexfenfluramine, and the injury allegations made by plaintiffs.

In late 1999, Wyeth, the major defendant in the fen-phen litigation and the former manufacturer of both fenfluramine and dexfenfluramine, announced a proposed settlement of all fen-phen claims against it nationwide (excepting only claims for certain serious medical conditions).  The United States District Court for the Eastern District of Pennsylvania certified a nationwide settlement class in the Fen-Phen MDL and approved the proposed settlement, which became final in January 2002.  This settlement has reduced the number of cases in which the Company and its distributors have been named as defendants.

As of June 30, 2003, the Company had been named and served in approximately 6,550 fen-phen product liability cases.  More than 95% of these cases have been dismissed, and fewer than 270 remained open. Since the beginning of the fen-phen litigation, only one case has gone to trial with the Company and its distributors as defendants.  In that case, the Company and all the phentermine defendants, including other phentermine manufacturers and distributors, were dismissed on motion before the presentation of any evidence.

While the number of lawsuits being filed has decreased substantially since its peak several years ago, the Company expects additional, similar lawsuits to be filed.  Beginning in May 2003, in response to an upcoming opt-out deadline in the Wyeth settlement, the Company and its distributors have been served with an increasing number of new fen-phen claims, and the Company has learned that a large number of new fen-phen claims have been filed in several states.  While the Company has been served in a number of new cases, it is not clear how many of the newly-filed cases name the Company or its distributors, or how many new cases will be served on the Company or its distributors in the future.

The Company and its outside counsel believe that the Company has substantial defenses to the fen-phen claims, though their ultimate outcome cannot be determined.  As of June 30, 2003, there had been no finding of liability for fen-phen injury against the Company and no payment by the Company to settle any combination-related fen-phen lawsuit.

Phentermine Litigation

The Company has been named as a defendant in several cases in which the plaintiff alleges injury from the use of phentermine alone, and in one instance the Company was named as a defendant in a state case alleging injury from the use of Company-produced phentermine in combination with phenylpropanolamine (“PPA”) made by another company.  The phentermine/PPA claim was dismissed in the Company’s favor in 2003, and as of June 30, 2003 only two phentermine-only claims remained pending.  Because discovery has not been completed in these remaining cases, predicting their ultimate outcome is not possible, and no provision for any liability has been reflected in the Company’s financial statements.

Gross sales of phentermine by the Company for the six months ended June 30, 2003 and June 30, 2002 were $10.6 million and $19.7 million, respectively.

Other Product Liability Litigation

The Company has been named as a defendant in several other product liability lawsuits in which plaintiffs allege that Company-manufactured pharmaceuticals containing phenylpropanolamine (PPA) caused injury.  PPA was removed from the market in 2000 at the FDA’s request after a study appeared to show a potentially increased risk of hemorrhagic stroke in certain patient cohorts.  Additionally, the Company was recently named in a product liability lawsuit in which plaintiff alleges injury from amiodarone HCl, a generic antiarrhythmic agent.  Because discovery in the PPA cases is ongoing and discovery in the amiodarone case has yet to begin, predicting the ultimate outcome of these actions is not possible and no provision for any liability has been reflected in the Company’s financial statements.

Defense/Indemnity Issues Related to Fen-phen and Phentermine Litigation

In or about April 2000, the Company exhausted its product liability insurance covering combination-related phentermine lawsuits and non-combination phentermine lawsuits resulting from claims regarding the ingestion of phentermine prior to June 22,1998 on claims made before June 22, 2003.  Since April 2000, the Company has funded its own defense in the fen-phen, phentermine-only and phentermine-PPA product liability lawsuits, with the exception of one phentermine-only case where ingestion occurred after June 1998.  Additionally, the Company has reached agreements under which the Company will fund or partially fund the defense of certain of its distributors, and to indemnify them provided certain conditions are met.  Further, the Company has reached defense/indemnity agreements with several retailers, and is negotiating the resolution of several additional claims with other retailers.  Since April 2000, fen-phen and phentermine litigation defense costs, and the costs of related defense agreements, have been expensed as incurred.

Under a settlement reached in October 1999 with an insurance carrier, $2,250 of insurance coverage would become available for certain product liability claims made on or after June 22, 2003 for occurrences prior to June 1998.  The Company has made insurance coverage claims for fen-phen claims filed on or after June 22, 2003 which allege fen-phen use prior to June 1998, and these coverage claims are pending.  Fen-phen litigation costs and the costs of related defense agreements are being expensed as incurred, except for costs related to claims made on or after June 22, 2003 that may be covered by insurance.

Patent Infringement Litigation

On August 30, 2000, Novartis Pharmaceuticals Corporation filed a complaint in the United States District Court for the District of Delaware alleging among other things that the Company’s generic cyclosporine product infringes a patent owned by Novartis.  An adverse outcome in patent litigation with Novartis involving cyclosporine capsules could result in the Company being unable to market this product which would materially harm its profits and cash flows and could result in the Company paying damages, costs, expenses, and fees that could have a material adverse impact on its financial performance.  The Company’s potential liability and expenses in this matter are not covered by insurance.  In December 2002, the United States District Court for the District of Delaware granted the Company’s motion for summary judgment of non-infringement of the patent.  Novartis has appealed the judgment.  The ultimate outcome of this lawsuit cannot be determined.

In January 2001, Apotex, Inc. filed an action in the United States District Court for the Eastern District of New York alleging that by manufacturing, selling and offering to sell cyclosporine capsules the Company is infringing a patent of which Apotex alleged it is the exclusive licensee.  Apotex seeks injunctive relief as well as an unspecified amount of damages and has also asserted a claim that the alleged infringement was willful, that the case is therefore exceptional and that Apotex should therefore be awarded the attorney fees it has incurred in the action.  The Company’s potential liability and expenses in this matter are not covered by insurance.  An adverse outcome in this litigation could result in the Company being unable to market cyclosporine, which could materially harm profits and cash flows, and could result in paying damages, costs, expenses and fees that could have a material adverse impact on the Company’s financial performance.

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

Legal Fee Recovery

In August 2001, the Company was successful in defending itself in the United States District Court for the District of Massachusetts against a patent infringement claim involving Nabumetone.  At the conclusion of the trial, the Company filed a motion to recover the legal fees it incurred in defending the action.  The motion was stayed pending the appeal of the District Court’s ruling.  The Court of Appeals affirmed the District Court decision in August 2002.  In May 2003, the Company and the original plaintiff reached agreement regarding the Company’s motion to recover legal fees.  Under the agreement the Company was reimbursed $3.5 million for legal fees it had incurred in defending itself.  The $3.5 million recovery of legal fees has been reflected in other selling, general and administrative expenses for the quarter ended June 30, 2003.

Other Litigation

The Company is in other litigation incidental to its business activities.  The ultimate disposition of such lawsuits will not materially affect the Company’s financial statements.

9.     Contingencies

Rebates

The Omnibus Budget Reconciliation Act of 1990, effective January 1, 1991, requires drug companies to enter into a rebate agreement with the Health Care Financing Administration of the Federal government.  The rebate agreement states that drug companies must pay rebates to states for drugs (prescription, non-prescription or biological products) sold to Medicaid recipients.  At June 30, 2003 and December 31, 2002, $4,669 and $4,055, respectively, are included in accrued liabilities as the estimated liability for Medicaid rebates.

State Medicaid Claims

EHI purchased Major Pharmaceuticals, Inc. (“Major”), a distributor of drug products, in 1991 and sold Major in 1995.  At the time of the sale, EHI established an escrow account to cover any Medicaid drug rebate liabilities incurred by Major prior to the sale.  As of June 30, 2003, the recorded liability for such claims is $883, which management believes is adequate to resolve such matters.  The Company has approximately $747 as of June 30, 2003 in an escrow account to resolve such claims.

FDA Regulations

In January 2003, the Company received Inspectional Observations - Form FDA 483 (the “FDA 483”) at its Laurelton facility following the mislabeling of one lot of product that was distributed.  The mislabeled lot was recalled.  The Company provided a written response to the FDA 483 discussing the implementation of corrective actions and revisions to procedures that the Company believes addresses the concerns and issues raised by the FDA 483.  In February 2003, the FDA issued a Warning Letter and requested that the Company clarify and supplement its responses to the FDA 483.  The Company has provided its supplemental responses to the FDA.  Based on follow-up discussions with the FDA, the Company has been advised that a Current Good Manufacturing Practices or “GMP” inspection would be conducted by the FDA at the Laurelton facility beginning in May 2003.  During May 2003, the FDA successfully completed its GMP inspection at the Laurelton facility.  The inspection also resolved all open items related to the previously issued Warning Letter.

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

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

Net sales.  Net sales increased 49.2% to $149.5 million for the six months ended June 30, 2003 from $100.2 million in the comparable period in 2002.  The majority of the increase was attributable to products introduced in late June 2002 or thereafter.  These products include Lisinopril, USP, Lisinopril/HCTZ, Tizanidine HCl, Tramadol HCL, Nizatidine, USP and a Dextroamphetamine and Amphetamine Mixed Salt Product.  An increase in unit volume of several existing products also contributed to higher sales for the six months ended June 30, 2003.

Gross profit.  Gross profit as a percentage of net sales increased to 53.5% for the six months ended June 30, 2003 compared to 51.4% in the comparable period in 2002.  The increase was primarily due to increased utilization of manufacturing capacity, including a significant increase in production at the Company’s North Carolina facility.  Additionally, in 2002 there was a $1.6 million write down of a raw material that will not be utilized in production.  The Company’s gross profit margins are dependent on several factors, including product sales mix, cost, volumes and competitive activity.

Amortization of other intangible assets.  Amortization of other intangible assets was $1.9 million for the six months ended June 30, 2003 and for the comparable period in 2002.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses increased $0.8 million to $14.1 million for the six months ended June 30, 2003 from $13.2 million for the comparable period in 2002.  Expenses for the six months ended June 30, 2003 were reduced by a $3.5 million recovery of legal fees related to Nabumetone litigation.  Excluding the recovery of legal fees, other selling, general and administrative expenses were $17.6 million for the six months ended June 30, 2003, representing an increase of $4.3 million compared to the prior year.  However, other selling, general and administrative expenses, excluding the recovery of legal fees in 2003, decreased as percentage of net sales to 11.7% compared to 13.2% for the 2002 period.  The increase in other selling, general and administrative expenses was principally due to higher insurance premiums, an increase in distribution costs due to increased sales volume and increased costs related to personnel.

Research and development expenses.  Research and development expenses increased $3.1 million to $9.3 million for the six months ended June 30, 2003 compared to $6.3 million for the comparable period in 2002.  The increase was attributable to an increase in generic product development costs of $3.6 million, offset by a decrease of $0.5 million related to certain basic research contracts unrelated to the Company’s business that were transferred in March 2002 to an unrelated entity.  The increase in generic product development costs was primarily attributable to increases in costs related to bio-studies and materials.

Operating income.  Operating income increased $24.6 million to $54.8 million for the six months ended June 30, 2003 from $30.1 million for the comparable period in 2002.  The increase in operating income was the result of increased sales and gross profit, offset by increases in other selling, general and administrative expenses and research and development costs.

Interest income (expense).  Net interest income for the six months ended June 30, 2003 was $0.4 million compared to net interest expense of $3.3 million in the comparable period in 2002.  A decrease in outstanding debt, including the elimination of $92.1 million of intercompany debt, decreased interest expense by $3.1 million.  Interest income increased by $0.5 million, the result of higher investment balances.

Taxes on income.  Taxes on income increased $11.1 million to $22.1 million during the six months ended June 30, 2003 from $11.0 million for the comparable period in 2002.  The increase was the result of higher pre-tax income for 2003.  The effective tax rate decreased to 40.0% from 41.0% due principally to lower state and local taxes in 2003.

Net income.  Net income increased $17.3 million to $33.1 million for the six months ended June 30, 2003 from $15.9 million in the comparable period in 2002 for the reasons described above.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002

Net sales.  Net sales increased 51.3% to $78.7 million for the three months ended June 30, 2003 from $52.0 million for the comparable period in 2002.  The majority of the increase was attributable to products introduced in late June 2002 or thereafter.  These products include Lisinopril, USP, Lisinopril/HCTZ, Tizanidine HCl, Tramadol HCL and Nizatidine, USP, and a Dextroamphetamine and Amphetamine Mixed Salt Product.  An increase in unit volume of several existing products also contributed to higher sales for the quarter ended June 30, 2003.

Gross profit.  Gross profit as a percentage of net sales decreased to 52.9% for the three months ended June 30, 2003 compared to 54.4% in the comparable period in 2002.  The decrease was primarily due to a change in product mix, partially offset by the increased utilization of manufacturing capacity, particularly at the Company’s North Carolina facility. The Company’s gross profit margins are dependent on several factors, including product sales mix, cost, volumes and competitive activity.

Amortization of other intangible assets.  Amortization of other intangible assets was $0.9 million for the three months ended June 30, 2003 and for the comparable period in 2002.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses decreased $1.8 million to $5.3 million for the three months ended June 30, 2003 from $7.1 million for the comparable period in 2002.  Expenses for the three months ended June 30, 2003 were reduced by a $3.5 million recovery of legal fees related to Nabumetone litigation.  Excluding the recovery of legal fees, other selling, general and administrative expenses were $8.8 million for the three months ended June 30, 2003, representing an increase of $1.7 million compared to the prior year.  However, other selling, general and administrative expenses, excluding the recovery of legal fees in 2003, decreased as percentage of net sales to 11.2% from 13.6% for the 2002 period.  The increase in other selling, general and administrative expenses was principally due to higher insurance premiums, and an increase in distribution costs.  Insurance expense increased by $1.0 million, primarily the result of higher product liability and directors and officers insurance premiums. Higher sales volume increased distribution expenses by $0.4 million.

Research and development expenses.  Research and development expenses increased $2.7 million to $5.7 million for the three months ended June 30, 2003 compared to $3.0 million for the comparable period in 2002.  The increase was attributable to an increase in generic product development costs of $2.7 million.  The increase in generic product development costs was primarily attributable to increases in costs related to bio-studies and materials.

Operating income.  Operating income increased $12.4 million to $29.7 million for the three months ended June 30, 2003 from $17.3 million for the comparable period in 2002.  The increase in operating income was the result of increased sales and gross profit and the recovery of legal fees, offset by increases in research and development costs.

Interest income (expense).  Net interest income for the three months ended June 30, 2003 was $0.3 million compared to net interest expense of $1.2 million in the comparable period in 2002.  A decrease in outstanding debt, including the elimination of $92.1 million of intercompany debt, reduced interest expense by $1.3 million.  Interest income increased by $0.2 million, the result of higher investment balances.

Taxes on income.  Taxes on income increased $5.4 million to $12.0 million during the three months ended June 30, 2003 from $6.6 million in the comparable period in 2002.  The increase was the result of higher pre-tax income for 2003.  The effective tax rate decreased to 40.0% from 41.0% due principally to lower state and local taxes in 2003.

Net income.  Net income increased $8.5 million to $18.0 million for the three months ended June 30, 2003 from $9.5 million in the comparable period in 2002 for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and investments increased $25.6 million to $112.9 million at June 30, 2003 from $87.2 million at December 31, 2002.  Cash and cash equivalents were $38.6 million at June 30, 2003 compared to $62.3 million at December 31, 2002.  The $23.7 million decrease in cash and cash equivalents was more than offset by a $49.3 million increase in investments.

The Company also has a three-year $25 million credit facility which expires on February 8, 2005.  Under this facility, the Company can borrow at LIBOR plus 1.5%, the bank’s prime rate or a fixed rate.  The credit facility, which is for working capital purposes, had no outstanding borrowings against it at June 30, 2003.

Stockholders’ equity increased to $293.2 million at June 30, 2003 from $258.2 million at December 31, 2002.  Stockholders’ equity increased by $1.7 million (including tax benefits) from the exercise of employee stock options, net earnings of $33.1 million for the six months ended June 30, 2003 and $0.2 million for the amortization of deferred stock-based compensation costs.

During the six months ended June 30, 2003, the Company consumed net cash of $23.7 million.  Operations generated $35.8 million of cash, comprised of net earnings of $33.1 million and non-cash items totaling $49.0 million, offset by an increase in working capital of $46.4 million.  The increase in working capital resulted from a decrease in accounts payable of $0.5 million and increases in accounts receivable, inventory and prepaid expenses and other current assets of $40.9 million, $8.5 million and $2.2 million, respectively.  A decrease in other assets of $0.8 million and an increase in accrued liabilities of $5.0 million partially offset the other working capital increases.  The increases in accounts receivable, inventory, and accrued liabilities are associated with higher sales and production levels.  Prepaid expenses were higher due to prepaid taxes.

Investing activities consumed $55.1 million of cash during the six months ended June 30, 2003.  Approximately $49.3 million was used to purchase short-term investment grade debt instruments with the balance of $5.8 million used for capital expenditures.  The capital expenditures relate primarily to equipment required to support increased production volume in the Company’s North Carolina facility.

Financing activities consumed $4.4 million of cash during the six months ended June 30, 2003, with $4.8 million used to pay the remaining balance of the EHI acquisition note.  Additional sources of cash during this period included $0.05 million related to an increase in advances from an affiliate and $0.3 million of proceeds from the exercise of stock options.

The Company is involved in various litigation matters in which the potential liabilities and/or related expenses are not covered by insurance.  In addition, an adverse outcome in patent litigation with Novartis and Apotex involving cyclosporine capsules could result in the Company being unable to market this product which would materially harm its profits and cash flows and could result in the Company paying damages, cost, expenses, and fees that could have a material adverse impact on its financial performance.  In December 2002, the United States District for the District of Delaware granted the Company’s motion in the Novartis case for summary judgment of non-infringement of the patent.  Novartis appealed the judgment and the appeal is currently pending.

The Company does not currently have or anticipate any short-term funding requirements outside of the ordinary course of its business, and the Company does not have or anticipate any liquidity concerns.  The Company’s principal future cash requirements are associated with increased working capital to support future growth, capital expenditures and legal defense costs.  The Company anticipates that its operating cash flows, together with its available borrowings under its credit facility and current cash balances, will be sufficient to meet all of its working capital and capital expenditures requirements for both the short-term and foreseeable future.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” that amends FASB Statement No. 123 “Accounting for Stock-Based Compensation.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 amends the disclosure requirements of APB Opinion No. 28, “Interim Financial Reporting” and Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results.  SFAS No. 148 is effective for fiscal years ending after December 15, 2002.  The adoption of SFAS No. 148, except for the disclosure requirements, had no impact on the consolidated financial statements.  The additional required disclosure is included as part of note 4 in the Notes to the Condensed Consolidated Financial Statements on Form 10-Q.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities.  The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock.  SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The initial adoption of SFAS No. 150 on July 1, 2003 is not expected to have any impact on the Company’s consolidated financial statements.

The FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.”  This interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees, including indemnifications.  It requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee if that amount is reasonably estimable, and must disclose that information in its interim and annual financial statements.  The provisions for initial recognition and measurement of the liability are to be applied on a prospective basis to guarantees issued or modified on or after January 1, 2003.  The Company’s initial adoption of this statement on January 1, 2003, did not have an impact on its results of operations, financial position, or cash flows.  Guarantees issued or modified after January 1, 2003, will be recognized at their fair value in the Company’s financial statements.  The Company has not issued any guarantees as of June 30, 2003.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following discusses the Company’s exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates.  The Company does not believe that its exposure to market risk is material.

As of June 30, 2003, the Company had cash and cash equivalents of $38.6 million.  Cash equivalents are interest-bearing investment grade securities, primarily short-term, highly liquid investments with maturities at the date of purchase of less than 90 days.  These investments are subject to interest rate risk and will decrease in value if market interest rates increase.  A hypothetical increase in the market interest rates by 10 percent from the rates in effect on the date of this Form 10-Q would cause the fair value of these short-term investments to decline by an insignificant amount.  The Company has the ability to hold these investments until maturity, and therefore it does not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates.  Declines in interest rates over time will, however, reduce the Company’s interest income.

The Company currently owns $74.3 million in publicly traded debt securities which are subject to market fluctuations.  These investments are subject to interest rate risk and will decrease in value if market interest rates increase.  A hypothetical increase in the market interest rates by 10 percent from the rates in effect on the date of this Form 10-Q would cause the fair value of these short-term investments to decline by an insignificant amount.  However, the Company has the ability to hold these investments until maturity, and therefore, it does not expect to realize any loss upon a sudden change in market interest rates.

The Company does not have any international operations or any significant assets or liabilities denominated in foreign currencies, and currently does not enter into forward exchange contracts or other financial instruments with respect to foreign currency transactions.  Accordingly, the Company currently does not have any significant foreign currency exchange rate risk.

ITEM 4 - CONTROLS AND PROCEDURES

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to June 30, 2003.

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

The Company has used proceeds from the offering as follows: (i) $66.9 million has been used to repay debt due to Hexal AG; (ii) $10.0 million has been used to repay debt incurred in connection with the acquisition of EHI; and (iii) $2.0 million has been used for general working capital purposes.  The remaining $60.3 million of the proceeds to the Company from the offering are invested in cash investments and short-term investment grade debt securities.  The Company anticipates using the balance of the proceeds from the offering for general corporate purposes, including funding working capital, increased research and development expenditures to expand the Company’s product offerings and the potential acquisition of product lines or companies.  The Company has no present understandings, commitments or agreements with respect to any acquisitions.  The Company has not determined the amounts it plans to spend on any of the areas listed above or the timing of these expenditures.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

31.1         Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2         Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1         Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2         Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K

On April 24, 2003, the Company filed a Current Report on Form 8-K reporting the Press Release regarding earnings for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eon Labs, Inc.

August 12, 2003	By:	/s/ Bernhard Hampl, Ph.D.
Bernhard Hampl, Ph.D.
President, Chief Executive Officer and Director

August 12, 2003	By:	/s/ William F. Holt
William F. Holt
Chief Financial Officer