Form 10-Q/A
period 2003-06-30
EON LABS INC
filed 2003-11-13
CIK 1168061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☒ No ☐

As of August 4, 2003, there were 44,337,003 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

AMENDMENT

Eon Labs, Inc. (the “Company”) is filing this amendment solely to insert information that was inadvertently omitted from Item 4 of Part II in the 10-Q for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 13, 2003.

PART II

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on May 15, 2003, at which meeting the following actions were taken:

The following directors were elected to serve for terms of office expiring in 2006:

	Votes For	Votes Withheld

Frank F. Beelitz	38,680,235	3,963,917

Douglas M. Karp	38,680,235	3,963,917

As described in the Notice of Annual Meeting and Proxy Statement, abstentions and broker non-votes were not calculated in the election of directors.

A proposal by the Board of Directors to adopt the Company’s 2003 Stock Incentive Plan was approved by the stockholders.  The stockholders cast 40,144,952 votes in favor of this proposal and 2,486,751 votes against.  There were 12,449 abstentions.   As described in the Notice of Annual Meeting and Proxy Statement, broker non-votes were not included for purposes of calculating votes on this matter.

A proposal by the Board of Directors to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the year ending December 31, 2003 was approved by the stockholders.  The stockholders cast 37,884,714 votes in favor of this proposal and 4,756,261 votes against.  There were 3,177 abstentions.  As described in the Notice of Annual Meeting and Proxy Statement, broker non-votes were not included for purposes of calculating votes on this matter.

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

Eon Labs, Inc.

November 13, 2003	By:	/s/ Bernhard Hampl, Ph.D.
Bernhard Hampl, Ph.D.
President, Chief Executive Officer and Director

November 13, 2003	By:	/s/ William F. Holt
William F. Holt
Chief Financial Officer