Form 10-Q
period 2003-09-30
EON LABS INC
filed 2003-11-13
CIK 1168061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31333

For the quarterly period ended September 30, 2003

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

As of November 10, 2003, there were 44,282,448 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

Eon Labs, Inc. and Subsidiaries
Table of Contents

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002

Condensed Consolidated Statements of Income (unaudited) for the Three and Nine Months Ended September 30, 2003 and September 30, 2002

Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2003 and September 30, 2002

Notes to Condensed Consolidated Financial Statements (unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

ITEM 4	Controls and Procedures

PART II.	OTHER INFORMATION

ITEM 2.	Changes in Securities and Use of Proceeds

ITEM 6.	Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT 31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Eon Labs, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

		September 30, 2003	December 31, 2002
		(Unaudited)
	Assets

	Current assets
	Cash and cash equivalents	$46,778	$62,323
	Investments	88,833	24,961
	Accounts receivable, net	15,451	23,822
	Inventories	57,865	41,946
	Deferred tax assets, net	42,449	43,648
	Prepaid expenses and other current assets	27,388	10,682

	Total current assets	278,764	207,382

	Property, plant and equipment, net	49,204	42,788
	Goodwill and other intangible assets, net	73,880	76,701
	Other assets	1,177	3,000

	Total assets	$403,025	$329,871

	Liabilities and Stockholders’ Equity

	Current liabilities
	Accounts payable	$11,850	$10,974
	Accrued liabilities	74,652	48,785
	Current portion of note payable	—	4,530

	Total current liabilities	86,502	64,289

	Long-term liabilities
	Deferred tax liabilities, net	6,998	6,998
	Deferred revenue	257	430

	Total liabilities	93,757	71,717

	Contingencies (Notes 8 and 9)

	Stockholders’ equity
	Common stock, par value $.01 per share; 70,000,000 shares authorized; 44,359,542 and 44,077,282 shares issued; 44,287,042 and 44,077,282 shares outstanding at September 30, 2003 and December 31, 2002, respectively	444	441
	Preferred stock, par value $.01 per share; 5,000,000 shares authorized and no shares issued or outstanding at September 30, 2003 and December 31, 2002	—	—
	Additional paid-in capital	195,104	192,662
	Retained earnings	116,597	65,639
	Accumulated other comprehensive income	15	44
		312,160	258,786
Less:	Unearned deferred stock-based compensation	(296)	(632)
	Treasury stock at cost; 72,500 shares at September 30, 2003	(2,596)	—
	Total stockholders’ equity	309,268	258,154
	Total liabilities and stockholders’ equity	$403,025	$329,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eon Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(dollars in thousands, except per share amounts) (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Net sales	$85,011	$75,351	$234,549	$175,549
Cost of sales	37,436	35,081	106,962	83,763

Gross profit	47,575	40,270	127,587	91,786

Operating expenses
Selling, general and administrative expenses:
Amortization of other intangible assets	940	940	2,820	2,820
Other selling, general and administrative expenses	10,698	11,399	24,751	24,627
Research and development expenses	6,612	3,974	15,934	10,240

Total operating expenses	18,250	16,313	43,505	37,687

Operating income	29,325	23,957	84,082	54,099

Other income (expense), net
Interest income	337	353	1,001	519
Interest expense	—	(310)	(300)	(3,754)
Other income, net	37	39	148	50

Total other income (expense), net	374	82	849	(3,185)

Income before income taxes	29,699	24,039	84,931	50,914

Provision for income taxes	(11,880)	(9,856)	(33,973)	(20,881)

Net income	$17,819	$14,183	$50,958	$30,033

Net income per common share
Basic	$0.40	$0.33	$1.15	$1.44
Diluted	$0.39	$0.31	$1.13	$0.77

Weighted average common shares outstanding
Basic	44,303,416	43,559,902	44,221,539	20,845,282
Diluted	45,254,141	45,387,515	45,241,479	39,134,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eon Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(dollars in thousands) (unaudited)

	For the nine months ended September 30,
	2003	2002
Cash flows from operating activities
Net income	$50,958	$30,033
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for accounts receivable allowances	19,666	46,767
Depreciation and amortization	6,705	5,692
Deferred compensation	336	866
Amortization of deferred revenue	(173)	(171)
Amortization of discount on note payable	269	1,063
Interest paid in-kind	—	2,463
Tax benefit from exercises of stock options	3,145	—
Changes in assets and liabilities:
Accounts receivable	(11,295)	(72,880)
Inventories	(15,919)	(8,711)
Prepaid expenses and other current assets	(16,765)	(14,213)
Other assets	1,823	(1,506)
Accounts payable	876	1,842
Accrued liabilities	25,888	9,690
Net cash provided by operating activities	65,514	935

Cash flows from investing activities
Capital expenditures	(10,300)	(6,020)
Purchases of short-term investments	(63,922)	(19,297)
Net cash used in investing activities	(74,222)	(25,317)

Cash flows from financing activities
Decrease in loans and advances to Hexal AG	—	(66,942)
Payment on seller note	(4,799)	(25,201)
Proceeds from initial public offering of common stock	—	142,303
Costs of initial public offering of common stock	—	(3,066)
Advances from related parties, net	—	538
Decrease in restricted cash	59	71
Proceeds from exercises of stock options	499	—
Purchase of treasury shares	(2,596)	—
Net cash (used in) provided by financing activities	(6,837)	47,703

Net (decrease) increase in cash and cash equivalents	(15,545)	23,321

Cash and cash equivalents at beginning of period	62,323	17,624

Cash and cash equivalents at end of period	$46,778	$40,945

Non-cash investing activities:
Unrealized loss on investments	$(50)	$31

Non-cash financing activities:
Conversion of preferred stock	$—	$300
Exercise of warrants	$—	$17
Issuance of common stock to repay loans and advances to Hexal AG	$—	$25,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eon Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

1.              Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Eon Labs, Inc. (the “Company”) without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 2003 and results of operations and cash flows for the periods presented.  The consolidated balances as of December 31, 2002 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2002.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year.

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

Effective May 22, 2002, in conjunction with the initial public offering of the Company’s common stock, the Company was combined with HPI and EHI into a single entity through a series of reorganization mergers. EHI was merged with and into HPI and HPI was subsequently merged with and into the Company. This reorganization was accounted for as a merger of entities under common control and the accounts of the companies were combined in a manner similar to a pooling of interests effective January 1, 2000. The condensed consolidated financial statements for the three and nine months ended September 30, 2002 reflect results on a combined basis.

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

Accounts receivable is presented net of allowances for discounts, rebates, contract pricing adjustments and doubtful accounts, which were $95,176 and $75,510 at September 30, 2003 and December 31, 2002, respectively.

Estimates for returns, which are recorded at the time of sale, relate primarily to returns of expiring products.  The Company utilizes historical trends to estimate the amount of products to be returned due to product expiration.

Accrued liabilities include $43,461 and $36,069 for returns, promotional incentives and Medicaid rebates at September 30, 2003 and December 31, 2002, respectively.

Shelf stock adjustments are provided following a reduction in the prices of any of the Company’s products due to the competitive environment.  Such adjustments are credited to the Company’s customers based on their on-hand inventory quantities.  Reserves are generally established when the Company reduces its prices.

Shipping and Handling Costs

The Company classifies shipping and handling costs as part of selling, general and administrative expenses.  Shipping and handling costs were $1,219 and $970 for the three months ended September 30, 2003 and 2002, respectively, and $3,434 and $2,193 for the nine months ended September 30, 2003 and 2002, respectively.

Investments

The Company invests in publicly traded debt securities which are categorized as securities available-for-sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to accumulated other comprehensive income.  The market value of such securities exceeded book value by $23 and $73 at September 30, 2003 and December 31, 2002, respectively.  At September 30, 2002, such securities exceeded their book value by $52.  Accordingly, net income is decreased by $29 resulting in comprehensive income of $50,929 for the nine months ended September 30, 2003.  For the nine months ended September 30, 2002, net income is increased by $31 resulting in comprehensive income of  $30,064.

2.              Initial Public Offering and Shareholders’ Equity

On June 11, 2002, the Company completed its initial public offering of common stock, which resulted in net proceeds of $139,236 and the issuance of 10,200,813 shares of common stock.  Upon the consummation of the Company’s initial public offering, all of the previously outstanding shares of the Company’s preferred stock were converted into 30,000,000 shares of common stock and warrants were exercised resulting in the issuance of 1,680,528 shares of common stock.  Immediately following the closing of the Company’s initial public offering, debt of $25,178 due to Hexal AG was converted into 1,678,561 shares of common stock, and debt of $66,942 due to Hexal AG was paid with the proceeds of the offering.

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

Additional Paid-In Capital

Additional paid-in capital increased by $2,442 to $195,104 at September 30, 2003 from $192,662 at December 31, 2002.  The increase represents proceeds of $496 from the exercise of employee stock options and $1,946 of tax benefits associated with these exercise transactions.

Stock Options

In the quarter ended September 30, 2003 options to purchase 550,500 shares of Common Stock at an exercise price of $35.01 per share were granted.  The stock options granted are exercisable for up to ten years following the date of the grant.  The options vest and become exercisable at the rate of 20% per year.  During the three months ended

September 30, 2003, 51,680 options with a weighted-average exercise price of $4.64 were exercised and 2,400 options were terminated.

For the nine months ended September 30, 2003, 550,500 options were granted, 282,260 options with a weighted-average exercise price of $1.77 were exercised and 26,400 options were terminated.

Deferred Stock-Based Compensation

The Company amortized deferred stock compensation in the amount of $112 and $288 for the three months ended September 30, 2003 and 2002, respectively, and $336 and $866 for the nine months ended September 30, 2003 and 2002, respectively.

Stock Repurchase Program

In April 2003, the Company’s Board of Directors approved the repurchase of up to 300,000 shares of the Company’s common stock over the next twelve months. The Company has adopted a plan to repurchase 125,000 shares under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Depending on market conditions, the Company also expects to conduct purchases in the open market and in privately negotiated transactions from time to time during its normal trading window and may enter into future plans to repurchase shares under Rule 10b5-1. The share purchases have commenced in the third quarter. The repurchased shares have become treasury shares and are intended to offset potential dilution in the event outstanding stock options are exercised.

During the three months ended September 30, 2003, under the Company’s plan, the Company repurchased 72,500 shares of its outstanding common stock at an average price of $35.81 per share totaling $2,596.  These transactions are accounted for under the cost method.

3.              Net Income Per Common Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of stock options, warrants, and the conversion of preferred stock.  Details of the calculations are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002

Net income per share-basic:

Net income	$17,819	$14,183	$50,958	$30,033

Weighted average shares outstanding-basic	44,303,416	43,559,902	44,221,539	20,845,282
Net income per share-basic	$0.40	$0.33	$1.15	$1.44

Net income per share-diluted:

Net income	$17,819	$14,183	$50,958	$30,033

Weighted average shares outstanding-basic	44,303,416	43,559,902	44,221,539	20,845,282
Effect of preferred stock prior to conversion	—	—	—	15,603,638
Effect of warrants prior to conversion	—	—	—	874,121
Dilutive effect of stock options	950,725	1,827,613	1,019,940	1,811,164

Weighted average shares-diluted	45,254,141	45,387,515	45,241,479	39,134,205
Net income per share-diluted	$0.39	$0.31	$1.13	$0.77

4.              Adoption of New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” that amends SFAS No. 123 “Accounting for Stock-Based Compensation.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 amends the disclosure requirements of Accounting Principal Board (“APB”) Opinion No. 28, “Interim Financial Reporting” and Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results.  SFAS No. 148 is effective for fiscal years ending after December 15, 2002.  The adoption of SFAS No. 148, except for the disclosure requirements, had no impact on the Company’s consolidated financial statements. The additional required disclosures have been provided below.

The Company provides pro forma disclosure of stock-based compensation, as measured under the fair value requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” and as determined through the use of the Black-Scholes option pricing model.  These pro forma disclosures are provided as required under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2003	September 30, 2002
Dividend yield	0%	0%
Volatility	45%	45%
Risk-free interest rate	3.0 to 4.0%	3.0 to 4.0%
Expected life	1 to 5 years	1 to 5 years

A reconciliation of the Company’s net earnings to pro forma net earnings and the related pro forma earnings per share amounts for the three and nine months ended September 30, 2003 and 2002, respectively, is provided below. For purposes of pro forma disclosure, stock-based compensation expense is recognized in accordance with the provisions of SFAS No. 123.

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002

Net income, as reported	$17,819	$14,183	$50,958	$30,033
Adjustment to net income for pro forma stock-based compensation expense, net of related tax effect	(187)	(96)	(440)	(104)
Pro forma net income	$17,632	$14,087	$50,518	$29,929

As reported net earnings per share:
Basic	$0.40	$0.33	$1.15	$1.44
Diluted	$0.39	$0.31	$1.13	$0.77

Pro forma net earnings per share:
Basic	$0.40	$0.32	$1.14	$1.44
Diluted	$0.39	$0.31	$1.12	$0.76

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities.  The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock.  SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The initial adoption of SFAS No. 150 on July 1, 2003 did not have any impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.”  This interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees, including indemnifications.  It requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee if that amount is reasonably estimable, and must disclose that information in its interim and annual financial statements.  The provisions for initial recognition and measurement of the liability are to be applied on a prospective basis to guarantees issued or modified on or after January 1, 2003.  The Company’s initial adoption of this statement on January 1, 2003, did not have an impact on its results of operations, financial position, or cash flows.  Guarantees issued or modified after January 1, 2003, will be recognized at their fair value in the Company’s financial statements.  The Company has not issued any guarantees as of September 30, 2003.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This interpretation provides guidance with respect to the consolidation of certain entities, referred to as variable interest entities (“VIE”), in which an investor is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the VIE’s residual returns.  This interpretation also provides guidance with respect to the disclosure of VIEs in which an investor maintains an interest, but is not required to consolidate.  The provisions of the interpretation are effective immediately for all VIEs created after January 31, 2003, or in which the Company obtains an interest after that date.  For VIEs created before February 1, 2003, the provisions are effective July 1, 2003.  The Company has not acquired an interest in or created a VIE after January 31, 2003.  The Company has completed its assessment and determined that the adoption of this interpretation did not have a material impact on the Company’s financial position or results of operations.

5.              Inventories

Inventories consist of the following:

	September 30, 2003	December 31, 2002
Raw material	$22,649	$19,937
Work-in-process	11,380	9,655
Finished goods	23,836	12,354

	$57,865	$41,946

6.              Line of Credit

On February 8, 2002, the Company entered into a three-year $25 million credit agreement, which is collateralized by accounts receivable and inventory. Interest on any borrowing under the line will accrue at the rate of interest equal to either the adjusted LIBOR rate plus 1.5%, the prime rate or the fixed rate (as set by the bank).  The rate will depend upon the terms of the selected borrowings.  The agreement has covenants which require the maintenance of certain financial ratios including leverage, consolidated debt and asset coverage, as defined.  At September 30, 2003, there were no borrowings outstanding under the line of credit.

7.              Transactions Between the Company and Related Parties

The following is a summary of related party transactions:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Net sales to (returns from) subsidiaries of Hexal AG	$321	$—	$483	$(100)
Purchases of products and supplies from subsidiaries of Hexal AG	(713)	—	(1,031)	—
Milestone payments under development contracts	(1,300)	—	(1,300)	—
Reimbursement of other expenses	—	(100)	(27)	(129)
Cyclosporine agreements with Hexal AG(a)	(1,670)	(491)	(4,801)	(2,296)
Interest on intercompany loans from Hexal AG	—	—	—	(2,463)

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

Included in accrued liabilities are amounts due to Hexal AG and subsidiaries of $4,389 at September 30, 2003.

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

As of September 30, 2003, the Company had been named and served in approximately 6,784 fen-phen product liability cases.  More than 92% of these cases have been dismissed.  Since the beginning of the fen-phen litigation, only one case has gone to trial with the Company and its distributors as defendants.  In that case, the Company and all the phentermine defendants, including other phentermine manufacturers and distributors, were dismissed on motion before the presentation of any evidence.

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

The Company and its outside counsel believe that the Company has substantial defenses to the fen-phen claims, though their ultimate outcome cannot be determined.  As of September 30, 2003, there had been no finding of liability for fen-phen injury against the Company and no payment by the Company to settle any combination-related fen-phen lawsuit.

Phentermine Litigation

The Company has been named as a defendant in several cases in which the plaintiff alleges injury from the use of phentermine alone, and in one instance the Company was named as a defendant in a state case alleging injury from the use of Company-produced phentermine in combination with phenylpropanolamine (“PPA”) made by another company.  The phentermine/PPA claim was dismissed in the Company’s favor in 2003, and as of September 30, 2003 only two phentermine-only claims remained pending.  Because discovery has not been completed in these remaining cases, predicting their ultimate outcome is not possible, and no provision for any liability has been reflected in the Company’s financial statements.

Gross sales of phentermine by the Company for the nine months ended September 30, 2003 and September 30, 2002 were $14,984 and $25,907, respectively.

Other Product Liability Litigation

The Company has been named as a defendant in several other product liability lawsuits in which plaintiffs allege that Company-manufactured pharmaceuticals containing phenylpropanolamine (PPA) caused injury.  PPA was removed from the market in 2000 at the FDA’s request after a study appeared to show a potentially increased risk of hemorrhagic stroke in certain patient cohorts.  Additionally, the Company was recently named in two product liability lawsuit in which plaintiff alleges injury from amiodarone HCl, a generic antiarrhythmic agent.  One of the amiodarone cases was recently dismissed in Eon’s favor.  Because discovery in the PPA cases and the remaining amiodarone is ongoing, predicting the ultimate outcome of these actions is not possible and no provision for any liability has been reflected in the Company’s financial statements.

Defense/Indemnity Issues Related to Fen-phen and Phentermine Litigation

In or about April 2000, the Company exhausted its product liability insurance covering combination-related phentermine lawsuits and non-combination phentermine lawsuits resulting from claims regarding the ingestion of phentermine prior to June 22, 1998 on claims made before June 22, 2003.  Since April 2000, the Company has funded its own defense in the fen-phen, phentermine-only and phentermine-PPA product liability lawsuits, with the exception of one phentermine-only case where ingestion occurred after June 1998.  Additionally, the Company has reached agreements under which the Company will fund or partially fund the defense of certain of its distributors, and to indemnify them provided certain conditions are met.  Further, the Company has reached defense/indemnity agreements with several retailers, and is negotiating the resolution of several additional claims with other retailers.  Since April 2000, fen-phen and phentermine litigation defense costs, and the costs of related defense agreements, have been expensed as incurred.

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

Patent Infringement Litigation

On August 30, 2000, Novartis Pharmaceuticals Corporation filed a complaint in the United States District Court for the District of Delaware alleging among other things that the Company’s generic cyclosporine product infringes a patent owned by Novartis.  An adverse outcome in patent litigation with Novartis involving cyclosporine capsules could result in the Company being unable to market this product which would materially harm its profits and cash flows and could result in the Company paying damages, costs, expenses, and fees that could have a material adverse impact on its financial performance.  The Company’s potential liability and expenses in this matter are not covered by insurance.  In December 2002, the United States District Court for the District of Delaware granted the Company’s motion for summary judgment of non-infringement of the patent.  Novartis has appealed the judgment to the United States Court of Appeals for the Federal Circuit. The appeal is scheduled for oral argument on November 7, 2003. The ultimate outcome of this lawsuit cannot be determined.

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

In addition, the Company has been named in several other patent infringement actions alleging that the Company has infringed patents by filing an application with the FDA for approval to market products before the plaintiffs’ patents expire.  In general, plaintiffs seek judgments precluding the FDA from approving the Company’s application to market the product before their patents expire and have asserted claims that the alleged infringement was willful, that the action is therefore exceptional and that plaintiffs should therefore be awarded the attorney fees they have incurred in the action.

The Company and its outside counsel believe that the Company has substantial defenses and counterclaims to these above patent infringement actions, though the ultimate outcome cannot be determined.

Because predicting the ultimate outcome of these actions is not possible, no provision for any liability has been reflected in the Company’s financial statements.

Legal Fee Recovery

In August 2001, the Company was successful in defending itself in the United States District Court for the District of Massachusetts against a patent infringement claim involving Nabumetone.  At the conclusion of the trial, the Company filed a motion to recover the legal fees it incurred in defending the action.  The motion was stayed pending the appeal of the District Court’s ruling.  The Court of Appeals affirmed the District Court decision in August 2002.  In May 2003, the Company and the original plaintiff reached agreement regarding the Company’s motion to recover legal fees.  Under the agreement the Company was reimbursed $3,500 for legal fees it had incurred in defending itself.  The $3,500 recovery of legal fees has been reflected in other selling, general and administrative expenses for the quarter ended June 30, 2003.

Other Litigation

The Company is in other litigation incidental to its business activities.  The ultimate disposition of such lawsuits will not materially affect the Company’s financial statements.

9.              Contingencies

Rebates

The Omnibus Budget Reconciliation Act of 1990, effective January 1, 1991, requires drug companies to enter into a rebate agreement with the Health Care Financing Administration of the Federal government.  The rebate agreement states that drug companies must pay rebates to states for drugs (prescription, non-prescription or biological products) sold to Medicaid recipients.  At September 30, 2003 and December 31, 2002, $4,300 and $4,055, respectively, are included in accrued liabilities as the estimated liability for Medicaid rebates.

State Medicaid Claims

EHI purchased Major Pharmaceuticals, Inc. (“Major”), a distributor of drug products, in 1991 and sold Major in 1995.  At the time of the sale, EHI established an escrow account to cover any Medicaid drug rebate liabilities incurred by Major prior to the sale.  As of September 30, 2003, the recorded liability for such claims is $883, which management believes is adequate to resolve such matters.  The Company has approximately $749 as of September 30, 2003 in an escrow account to resolve such claims.

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

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

Net sales.  Net sales increased 33.6% to $234.5 million for the nine months ended September 30, 2003 from $175.5 million in the comparable period in 2002.  The majority of the increase was attributable to products introduced in late June 2002 or thereafter.  These products include Lisinopril, USP, Lisinopril/HCTZ, Tizanidine HCl, Tramadol HCl, Nizatidine, USP, a Dextroamphetamine and Amphetamine Mixed Salt Product, Mirtazapine and Midodrine HCl.  An increase in unit volume of several existing products also contributed to higher sales for the nine months ended September 30, 2003.

Gross profit.  Gross profit as a percentage of net sales increased to 54.4% for the nine months ended September 30, 2003 compared to 52.3% in the comparable period in 2002.  The increase was primarily due to increased utilization of manufacturing capacity, including a significant increase in production at the Company’s North Carolina facility.  Additionally, in 2002 there was a $2.4 million write down of a raw material that will not be utilized in production.  The Company’s gross profit margins are dependent on several factors, including product sales mix, cost, volumes and competitive activity.

Amortization of other intangible assets.  Amortization of other intangible assets was $2.8 million for the nine months ended September 30, 2003 and for the comparable period in 2002.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses increased $0.1 million to $24.8 million for the nine months ended September 30, 2003 from $24.6 million for the comparable period in 2002.  Expenses for the nine months ended September 30, 2003 were reduced by a $3.5 million recovery of legal fees, as reported in the second quarter, related to Nabumetone litigation.  Excluding the recovery of legal fees, other selling, general and administrative expenses were $28.3 million for the nine months ended September 30, 2003, representing an increase of $3.6 million compared to the prior year.  However, other selling, general and administrative expenses, excluding the recovery of legal fees in 2003, decreased as percentage of net sales to 12.0% compared to 14.0% for the 2002 period.  The increase in other selling, general and administrative expenses was principally due to higher insurance premiums, an increase in distribution costs due to increased sales volume and increased sales commissions.

Research and development expenses.  Research and development expenses increased $5.7 million to $15.9 million for the nine months ended September 30, 2003 compared to $10.2 million for the comparable period in 2002.  The increase was attributable to an increase in generic product development costs of $6.2 million, offset by a decrease of $0.5 million related to certain basic research contracts unrelated to the Company’s business that were transferred in March 2002 to an unrelated entity.  The increase in generic product development costs was primarily attributable to increases in costs related to bio-studies and materials and expenses relating to the completion of defined milestones under third-party product development agreements. These increases reflect an acceleration of the Company’s product development program.

Operating income.  Operating income increased $30.0 million to $84.1 million for the nine months ended September 30, 2003 from $54.1 million for the comparable period in 2002.  The increase in operating income was the result of increased sales and gross profit, offset by increases in research and development.

Interest income (expense).  Net interest income for the nine months ended September 30, 2003 was $0.7 million compared to net interest expense of $3.2 million in the comparable period in 2002.  A decrease in outstanding debt, including the elimination of $92.1 million of intercompany debt, decreased interest expense by $3.5 million.  Interest income increased by $0.5 million, the result of higher investment balances.

Taxes on income.  Taxes on income increased $13.1 million to $34.0 million during the nine months ended September 30, 2003 from $20.9 million for the comparable period in 2002.  The increase was the result of higher pre-tax income for 2003.  The effective tax rate decreased to 40.0% from 41.0% due principally to lower state and local taxes in 2003.

Net income.  Net income increased $20.9 million to $51.0 million for the nine months ended September 30, 2003 from $30.0 million in the comparable period in 2002 for the reasons described above.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002

Net sales.  Net sales increased 12.8% to $85.0 million for the three months ended September 30, 2003 from $75.4 million for the comparable period in 2002.  The majority of the increase was attributable to an overall increase in unit volumes of existing products plus the recent introductions in June 2003 of Mirtazipine and in September 2003 of Midodrine HCl.

Gross profit.  Gross profit as a percentage of net sales increased to 56.0% for the three months ended September 30, 2003 compared to 53.4% in the comparable period in 2002.  The gross margin for the quarter ended September 30, 2003 reflected the benefit of lower costs on certain raw materials while the gross margin in 2002 was unfavorably impacted by an increase in inventory reserves.  The Company’s gross profit margins are dependent on several factors, including product sales mix, cost, volumes and competitive activity.

Amortization of other intangible assets.  Amortization of other intangible assets was $0.9 million for the three months ended September 30, 2003 and for the comparable period in 2002.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses decreased $0.7 million to $10.7 million for the three months ended September 30, 2003 from $11.4 million for the comparable period in 2002.  The decrease is primarily attributable to reduced legal expenses principally related to phentermine litigation and lower amortization of unearned deferred stock-based compensation.

 Research and development expenses.  Research and development expenses increased $2.6 million to $6.6 million for the three months ended September 30, 2003 compared to $4.0 million for the comparable period in 2002.  The increase was primarily attributable to higher costs related to bio-studies and materials and expenses relating to the completion of defined milestones under third-party product development agreements. These increases reflect an acceleration of the Company’s product development program.

 Operating income.  Operating income increased $5.4 million to $29.3 million for the three months ended September 30, 2003 from $24.0 million for the comparable period in 2002.  The increase in operating income was the result of increased sales and gross profit and lower other selling, general and administrative expenses offset by an increase in research and development costs.

Interest income (expense).  Net interest income for the three months ended September 30, 2003 was $0.3 million compared to $0.04 million in the comparable period in 2002.  The elimination of outstanding debt during the first quarter of 2003 resulted in a decrease in interest expense of $0.3 million.

Taxes on income.   Taxes on income increased $2.0 million to $11.9 million during the three months ended September 30, 2003 from $9.9 million in the comparable period in 2002.  The increase was the result of higher pre-tax income for 2003.  The effective tax rate decreased to 40.0% from 41.0% due principally to lower state and local taxes in 2003.

Net income.  Net income increased $3.6 million to $17.8 million for the three months ended September 30, 2003 from $14.2 million in the comparable period in 2002 for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and investments increased $48.3 million to $135.6 million at September 30, 2003 from $87.3 million at December 31, 2002.  Cash and cash equivalents were $46.8 million at September 30, 2003 compared to $62.3 million at December 31, 2002.  The $15.5 million decrease in cash and cash equivalents was more than offset by a $63.9 million increase in investments.

The Company also has a three-year $25 million credit facility which expires on February 8, 2005.  Under this facility, the Company can borrow at LIBOR plus 1.5%, the bank’s prime rate or a fixed rate.  The credit facility, which is for working capital purposes, had no outstanding borrowings against it at September 30, 2003.

Stockholders’ equity increased to $309.3 million at September 30, 2003 from $258.2 million at December 31, 2002.  Stockholders’ equity increased by $2.4 million (including tax benefits) from the exercise of employee stock options, net earnings of $51.0 million for the nine months ended September 30, 2003 and $0.3 million for the amortization of deferred stock-based compensation costs offset by the purchase of treasury shares of $2.6 million.

During the nine months ended September 30, 2003, the Company consumed net cash of $15.5 million.  Operations generated $65.5 million of cash, comprised of net earnings of $51.0 million and non-cash items totaling $29.9 million, offset by an increase in working capital of $15.4 million.  The increase in working capital resulted from increases in accounts receivable, inventory and prepaid expenses and other current assets of $11.3 million, $15.9 million and $16.8 million, respectively.  A decrease in other assets of $1.8 million and an increase in accounts payable and accrued liabilities of $0.9 and $25.9 million partially offset the other working capital increases.  The increases in accounts receivable, inventory, accounts payable, and accrued liabilities are associated with higher sales and production levels.  Prepaid expenses increased due to increases in prepaid insurance and income taxes.

Investing activities consumed $74.2 million of cash during the nine months ended September 30, 2003.  Approximately $63.9 million was used to purchase short-term investment grade debt instruments with the balance of $10.3 million used for capital expenditures.  The capital expenditures relate primarily to equipment required to support increased production volume in the Company’s North Carolina facility.

Financing activities consumed $6.8 million of cash during the nine months ended September 30, 2003.  Cash of $7.4 million was used during the nine months ended September 30, 2003.  Repayment of acquisition debt and the purchase of treasury shares consumed $4.8 million and $2.6 million, respectively.  Financing activities generated $0.6 million of cash, of which $0.5 million represents proceeds from the exercise of stock options.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities.  The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock.  SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The initial adoption of SFAS No. 150 on July 1, 2003 did not have any impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.”  This interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees, including indemnifications.  It requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee if that amount is reasonably estimable, and must disclose that information in its interim and annual financial statements.  The provisions for initial recognition and measurement of the liability are to be applied on a prospective basis to guarantees issued or modified on or after January 1, 2003.  The Company’s initial adoption of this statement on January 1, 2003, did not have an impact on its results of operations, financial position, or cash flows.  Guarantees issued or modified after January 1, 2003, will be recognized at their fair value in the Company’s financial statements.  The Company has not issued any guarantees as of September 30, 2003.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This interpretation provides guidance with respect to the consolidation of certain entities, referred to as variable interest entities (“VIE”), in which an investor is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the VIE’s residual returns.  This interpretation also provides guidance with respect to the disclosure of VIEs in which an investor maintains an interest, but is not required to consolidate.  The provisions of the interpretation are effective immediately for all VIEs created after January 31, 2003, or in which the Company obtains an interest after that date.  For VIEs created before February 1, 2003, the provisions are effective July 1, 2003.  The Company has not acquired an interest in or created a VIE after January 31, 2003.  The Company has completed its assessment and determined that the adoption of this interpretation did not have a material impact on the Company’s financial position or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following discusses the Company’s exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates.  The Company does not believe that its exposure to market risk is material.

As of September 30, 2003, the Company had cash and cash equivalents of $46.8 million.  Cash equivalents are interest-bearing investment grade securities, primarily short-term, highly liquid investments with maturities at the date of purchase of less than 90 days.  These investments are subject to interest rate risk and will decrease in value if market interest rates increase.  A hypothetical increase in the market interest rates by 10 percent from the rates in effect on the date of this Form 10-Q would cause the fair value of these short-term investments to decline by an insignificant amount.  The Company has the ability to hold these investments until maturity, and therefore it does not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates.  Declines in interest rates over time will, however, reduce the Company’s interest income.

The Company currently owns $88.8 million in publicly traded debt securities which are subject to market fluctuations.  These investments are subject to interest rate risk and will decrease in value if market interest rates increase.  A hypothetical increase in the market interest rates by 10 percent from the rates in effect on the date of this Form 10-Q would cause the fair value of these short-term investments to decline by an insignificant amount.  However, the Company has the ability to hold these investments until maturity, and therefore, it does not expect to realize any loss upon a sudden change in market interest rates.

The Company does not have any international operations or any significant assets or liabilities denominated in foreign currencies, and currently does not enter into forward exchange contracts or other financial instruments with respect to foreign currency transactions.  Accordingly, the Company currently does not have any significant foreign currency exchange rate risk.

ITEM 4 - CONTROLS AND PROCEDURES

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to September 30, 2003.

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

PART II — OTHER INFORMATION

ITEM 2 — CHANGES IN SECURITIES AND USE OF PROCEEDS

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

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

31.1                           Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                           Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

On August 8, 2003, the Company filed a Current Report on Form 8-K reporting the Press Release regarding earnings for the quarter ended June 30, 2003.

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