Form 10-K
period 2003-12-31
EON LABS INC
filed 2004-03-15
CIK 1168061

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT
TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission File No. 001-31333

EON LABS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3653818 (I.R.S. Employer Identification Number)
227-15 North Conduit Avenue Laurelton, New York (Address of principal executive offices)	11413 (Zip Code)

Registrant's telephone number, including area code: (718) 276-8600

        Securities registered pursuant to Section 12(b) of the Act: None
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2003 was $443,793,637, based upon the closing price of the Common Stock on that date, as reported by The Nasdaq National Market. Shares of Common Stock known to be owned by directors and executive officers of the registrant subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. No determination has been made that such persons are "affiliates" within the meaning of Rule 12b-2 under the Exchange Act.

Common Stock, $.01 par value Class	44,453,898 shares Outstanding at March 8, 2004

Documents Incorporated by Reference

        Portions of the 2004 Eon Labs, Inc. Proxy Statement are incorporated by reference into Part III. The Proxy Statement will be filed on or about April 27, 2004.

EON LABS, INC.

PART I

Item 1.    Business.

Overview

        Eon Labs, Inc. (the "Company") is a generic pharmaceutical company engaged in developing, licensing, manufacturing, selling and distributing a broad range of prescription pharmaceutical products primarily in the United States. The Company focuses primarily on drugs in a broad range of solid oral dosage forms, utilizing both immediate and sustained release delivery, in tablet, multiple layer tablet, film-coated tablet and capsule forms. The Company does not depend on any single drug or therapeutic category for a majority of its sales. For the year ended December 31, 2003, the Company generated sales and operating income of approximately $329.5 million and $115.3 million, respectively, and had total assets of approximately $441.5 million.

        On June 11, 2002, the Company completed its initial public offering of common stock, which resulted in net proceeds of $139.2 million and the issuance of 10,200,813 shares of common stock. Upon the consummation of the Company's initial public offering, all of the previously outstanding shares of the Company's preferred stock were converted into 30,000,000 shares of common stock.

        The Company was incorporated under the laws of Delaware in 1992. Its principal executive offices are located at 227-15 North Conduit Avenue, Laurelton, New York 11413, and its telephone number is (718) 276-8600. The Company's website is located at www.eonlabs.com. The Company's annual reports on Form 10-K, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission (the "SEC") are publicly available free of charge on the investor relations section of the Company's website as soon as reasonably practicable after the Company files such materials with, or furnishes them to, the Securities and Exchange Commission. The information on the Company's website is not part of this or any other report the Company files with, or furnishes to, the Securities and Exchange Commission. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Generic Pharmaceutical Industry

Overview And Demand For Generic Pharmaceuticals

        In recent years, the market for generic pharmaceuticals has grown dramatically. The Company believes this growth has been driven by several factors, including:

  •
  The aging of the U.S. population and the resulting greater utilization of prescription pharmaceutical products at affordable prices;

  •
  Efforts by the federal and state governments, employers, third-party payors and consumers to control health care costs;

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

ANDA Approval Process

        Generic pharmaceutical products are the chemical and therapeutic equivalent of a reference brand drug. Food and Drug Administration ("FDA") approval of an Abbreviated New Drug Application ("ANDA") for a generic product is required before a generic equivalent of an existing brand-name drug can be marketed. In order to be approved by the FDA, generic pharmaceutical products generally must undergo testing that shows that they are bioequivalent to their branded counterparts and are manufactured to the same quality standards. Demonstrating bioequivalence requires data showing that the generic formulation results in a product whose rate and extent of absorption are within an acceptable range of the results achieved by the brand-name reference drug, which is typically determined by a blood level comparison of healthy volunteers.

        The timing of final FDA approval of an ANDA depends on a variety of factors, including whether the applicant challenges any listed patents for the drug and whether the brand-name manufacturer is entitled to one or more statutory exclusivity periods. Pending the resolution of any such issues, the FDA is prohibited from approving the ANDAs of these generic products. According to the FDA, as of January 2004, the industry average for the length of time to secure FDA approval of an ANDA was approximately 18 months from the date of filing.

        Generic pharmaceutical products are typically launched upon expiration of a branded product's patent. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block ANDAs from being approved on the patent expiration date. For example, the FDA may now extend the exclusivity of a product by six months past the date of patent expiry if the manufacturer undertakes studies on the effect of their product in children (a so-called "pediatric extension").

        If there is a patent listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluation Book, which identifies drug products approved on the basis of safety and effectiveness by the FDA (commonly referred to as the "Orange Book"), at the time of filing an ANDA with the FDA and the generic drug company indicates that it intends to market the generic equivalent prior to the expiration of that patent, the generic company files with its ANDA a certification asserting that the patent is invalid, unenforceable and/or not infringed (a so-called "Paragraph IV certification"). A generic drug company that is the first to have its ANDA accepted for filing with the FDA and whose filing includes a Paragraph IV certification may be eligible to receive a 180-day period of market exclusivity, providing an opportunity for the company to increase its market share before competitors enter the market. See "Government Regulation—Patent Challenge Process."

Generic Pharmaceutical Pricing Dynamics

        Although generic pharmaceuticals must meet the same quality standards as branded pharmaceuticals, they are sold at prices that are typically 20% to 80% below those of their branded counterparts. This discount tends to increase, and margins consequently decrease, as the number of generic competitors rises for a given branded product. Because of this pricing dynamic, companies that are first to market for a generic pharmaceutical tend to earn higher margins than companies that subsequently enter the market for that product. Furthermore, the developer of a generic product that is the first to have its ANDA accepted for filing by the FDA and whose filing includes a Paragraph IV certification that the patent on the brand-name drug is invalid, unenforceable and/or not infringed may be eligible to receive a 180-day period of generic market exclusivity. During that 180-day period, the exclusive generic product would tend to earn higher margins on a higher volume of sales than in a market in which other generic competition was also present. Products that are difficult to develop requiring difficult-to-source raw materials or representing smaller therapeutic niche markets, are generally marketed by fewer companies and may also offer margins that are higher than those where barriers to entry do not exist. See "Government Regulation—Patent Challenge Process."

Product Development

        The Company obtains new generic pharmaceutical products primarily through internal product development and from strategic licensing or co-development arrangements with Hexal AG, as well as with other companies.

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

        The Company's management approach, particularly its emphasis on cross-functional responsibilities and teamwork, enables it to integrate the various steps of the product development process. As a result of the success of the Company's integrated approach to product development, it is able to commence the manufacture and marketing of commercial batches of its products in a timely manner. This allows the Company at times to be first to market with a generic product. The product development process consists of multiple steps involved in identifying and commercializing new generic products, including:

  •
  Product Selection, Including Raw Materials Procurement.    The first step in the process includes selecting a possible product and determining whether the Company can successfully develop and eventually manufacture that product. The Company must review the quality, availability and pricing of the active pharmaceutical ingredient. The Company's experience in the generic pharmaceutical industry, particularly its knowledge of the raw materials market, facilitates the development process and enables it to produce high/quality finished products in a timely manner. In the early stages of development, the Company concentrates on creating a durable formulation that can eventually be manufactured in large quantities in order to avoid costly and time-consuming pilot plant activities.

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

  •
  Filing and Approval.    Once a bioequivalent product has been successfully developed, the Company files an ANDA with the FDA seeking approval of the product. The Company's ANDAs are structured to meet all FDA requirements in the first cycle of FDA review, which helps to facilitate the review process with the FDA and to minimize the amount of time it takes to receive final FDA approval.

  •
  Validation.    After approval is received, the Company is required to show that the product can be produced in the same quality by validating the manufacturing processes of three subsequent batches.

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

        The Company has been successful in overcoming:

  •
  developmental, manufacturing or technological challenges, including difficult to source raw materials; and/or

  •
  patents which have not yet expired and which could be challenged by including a Paragraph IV certification in the Company's ANDA that the patent is invalid, unenforceable or not infringed.

Patent Challenges

        The Company actively challenges the patents protecting branded pharmaceutical products (and/or their use) where it believes such patents are invalid, unenforceable or not infringed by its products (and/or their use). Under the generic drug approval provisions of the Federal Food, Drug and Cosmetic Act (often known as the Hatch-Waxman Act), the developer of a bioequivalent drug which is the first to have its ANDA accepted for filing by the FDA, and whose filing includes a Paragraph IV certification that the patent is invalid, unenforceable or not infringed, may be eligible to receive a 180-day period of generic market exclusivity. This period of market exclusivity provides the patent challenger with the opportunity to earn a return on the risks taken and legal and development costs incurred, and to build its market share. In addition, subsequent generic entrants pursuant to successful Paragraph IV challenges following the 180-day exclusivity period may benefit from continuing barriers to entry of other competitors, including ongoing litigation or technological hurdles. Due to the pricing dynamics of the generic pharmaceutical industry, the expected annual sales for any particular pharmaceutical product decreases significantly following the introduction of competition from generic pharmaceuticals. See "Government Regulation—Patent Challenge Process."

        As of March 10, 2004, the Company was involved in patent litigation in connection with its Paragraph IV certifications for the following six products: Bupropion HCl 100mg and 150mg ER (extended release) tablets; Gabapentin capsules and tablets; Itraconazole capsules; Metaxalone 400mg tablets; Omeprazole capsules; and Albuterol and Ipratropium Inhalation Solution.

        While it is not possible to determine with any degree of certainty the ultimate outcome of the following legal proceedings, the Company believes that it has meritorious defenses with respect to the claims asserted against the Company, and it intends to defend vigorously its position. An adverse outcome in any one of these proceedings could have a material adverse affect on the Company's financial position and results of operations.

Bupropion Hydrochloride ER

        In November 2000, Glaxo Wellcome Inc. ("Glaxo") filed suit against the Company in the U.S. District Court for the Southern District of New York alleging infringement of two patents based on the Company's filing of an ANDA to market generic Bupropion Hydrochloride 100mg and 150mg ER (extended release) tablets. In August 2002, the court held that one of Glaxo's patents was invalid and Glaxo subsequently withdrew its appeal from that decision. A trial was held during December 2003 on the remaining patent. The trial court has not yet issued its decision.

        In January 2004, the Company began selling Bupropion Hydrochloride 100mg ER tablets. Subsequently, the U.S. Court of Appeals for the Federal Circuit ruled against Glaxo in a related case with nearly identical facts, and that ruling should also be dispositive of Glaxo's claim against the Company. Glaxo has moved for rehearing of that decision and has indicated that if its application for rehearing is denied it will seek review of the decision by the Supreme Court. A reversal of the decision by either the Circuit Court or the Supreme Court could adversely affect the outcome of Glaxo's suit against the Company and result in the Company being enjoined from marketing Bupropion

Hydrochloride 100mg ER tablets, materially harm profits and cash flows, and result in paying damages, costs, and fees that could have a material adverse impact on the Company's financial performance.

Gabapentin

        In March 2001, Pfizer Inc. ("Pfizer") filed suit against the Company in the U.S. District Court for the District of New Jersey alleging that the Company infringed a patent held by Pfizer by filing an ANDA to market the generic drug Gabapentin in capsule form. Fact and expert discovery have concluded and several dispositive motions have been filed by both parties and are pending.

        In February 2004, Pfizer filed suit in the United States District Court for the Eastern District of New York alleging that the Company infringed a patent held by Pfizer by filing an ANDA to market the generic drug Gabapentin in tablet form. The Company expects this case to be consolidated with other related cases now pending in the United States District Court for the District of New Jersey.

Itraconazole

        Shortly after the Company filed an ANDA for Itraconazole capsules in January 2001, Janssen Pharmaceutica, Inc. filed suit against the Company in the U.S. District Court for the Eastern District of New York for patent infringement. The court granted the Company's request for partial summary judgment on the basis that the Company did not "literally" infringe the patent. However, there remains an issue of possible infringement under the "Doctrine of Equivalents", which needs to be determined. No trial date has been set to resolve the Doctrine of Equivalents issue.

Metaxalone

        In January 2003, Elan Pharmaecuticals, Inc. filed suit against the Company in the U.S. District Court for the Eastern District of New York for patent infringement based on the Company's filing of an ANDA to market a generic Metaxalone 400 mg tablet. The Company asserted affirmative defenses and counterclaims alleging that the patent is invalid and not infringed. No trial date has been set.

Omeprazole

        In May 2000, AstraZeneca A.B. ("AstraZeneca") filed suit against the Company in the U.S. District Court for the Southern District of New York alleging infringement of six patents based on the Company's filing of an ANDA to market generic Omeprazole capsules. The Company denied AstraZeneca's allegations and filed appropriate counterclaims. Subsequently, AstraZeneca has sought to withdraw its claims regarding four of these patents after three were held invalid and the other was found to be uninfringed in a related litigation against other generic drug companies. The discovery process is nearing completion, but a trial date has not yet been set.

Albuterol and Ipratropium

        In March 2004, Dey, L.P. ("Dey") commenced a patent infringement action against the Company in the United States District Court for the Central District of California. The complaint alleges that the Company infringed a patent owned by Dey covering "Albuterol and Ipratropium Inhalation Solution, System, Kit and Methods for Relieving Symptoms of Chronic Obstructive Pulmonary Disease" by filing an ANDA for a product that allegedly uses methods covered by the patent and by using the inventions claimed in the patent.

Steady Stream Of A Broad Range Of Generic Pharmaceutical Products

        The Company has a higher likelihood of achieving favorable market share when it is able to offer its customers numerous products that respond to their market-driven need for a variety of generic alternatives. As of December 31, 2003, the Company marketed over 125 generic pharmaceutical products. The Company develops and manufactures generic prescription pharmaceutical products in solid oral dosage forms, with both immediate and sustained release delivery, and is also developing several generic products that utilize transdermal patch delivery technology with Hexal AG and is collaborating with third parties to develop injectables and opthalmics products. The Company does not depend on any single drug or therapeutic category for a majority of its sales.

        The Company's integrated approach to product development has enabled it to be among the leaders in obtaining new product approvals. During 2003, the Company received seven ANDA approvals, including one tentative approval and final approval of two applications that already had tentative approvals at December 31, 2002.

        The Company is currently involved in the development of over 45 pharmaceutical products, including products with applications pending with the FDA. As of December 31, 2003, there were 22 ANDAs pending approval at the FDA and an additional 3 tentative approvals that had been received. Other than the following products, no single product represented more than 10% of the Company's net sales during the past three years: Lovastatin, which represented 14.8%, 6.6% and 0.6% of the Company's net sales in 2003, 2002 and 2001, respectively; Phentermine HCI, which represented 3.2%, 8.0% and 23.2% of the Company's net sales in 2003, 2002 and 2001, respectively; Fluvoxamine Maleate, which represented 0.8%, 0.9% and 12.1% of the Company's net sales in 2003, 2002 and 2001, respectively; and Cyclosporine, which represented 4.1%, 5.4% and 10.6% of the Company's net sales in 2003, 2002 and 2001, respectively.

Strategic Relationships

        The Company has a strategic relationship with the second largest generic pharmaceutical company in Germany, Hexal AG, a company that is under common control with Santo Holding (Deutschland) GmbH ("Santo"). Santo owns a majority of the Company's outstanding common stock. Hexal AG's line of generic products is represented in markets worldwide. In addition, Hexal AG owns patented technologies on a number of pharmaceutical products and processes.

        While the Company develops most of its products internally using its team of scientists and formulators, it develops certain products in conjunction with Hexal AG and other companies. In March 2002, the Company entered into a technology agreement with Hexal AG that memorialized a prior relationship. Pursuant to that agreement, Hexal AG cooperates with the Company with respect to the development, manufacture and sale in the U.S. of, and the sharing of certain information relating to, certain generic pharmaceutical products that Hexal AG develops. At the Company's request, it has the right of first refusal to purchase or license from Hexal AG the U.S. sales and marketing rights with respect to all generic pharmaceutical products that Hexal AG develops. The Company also has entered into product-specific strategic alliances with Hexal AG with respect to several products, including three products which have received FDA approval—Cyclosporine, Flutamide and Omeprazole. The Company has an ANDA pending for a sustained release product which is based on technology and a formulation provided by Hexal AG.

        The Company and Hexal AG collaborate on the development of products that use transdermal patch delivery technology. The Company has an ANDA pending for a product that utilizes patch technology. The Company expects to file another ANDA that employs transdermal technology in early 2004. The Company plans to expand its existing patch manufacturing capacity located at its facility in Wilson, North Carolina.

        The Company also consults with Hexal AG regarding available sources of active pharmaceutical ingredients.

        The Company's Cyclosporine, USP (Modified), Leuprolide Acetate, Flutamide, USP and Sucralfate USP products are manufactured by third-party producers.

Research and Development

        In 2003, the Company spent $22.5 million for research and development compared to $13.2 million in 2002 and $12.2 million in 2001.

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

        When choosing a manufacturer for a specific API, the most important factors the Company considers are:

  •
  high quality standards, including current Good Manufacturing Practices (cGMPs);

  •
  cutting-edge chemical and process technologies;

  •
  patent know-how; and

  •
  flexible processes and capacities which enable it to offer competitive prices.

        An in-depth knowledge of those factors and long-term experience and established relationships in this area by the Company's key personnel (including its purchasing department) enable it to make the right choices in selecting the best suitable suppliers very early in the product development process. The Company's skills in this area also help it to identify unique opportunities for difficult to source APIs. The Company is proactive in maintaining good relationships with its API suppliers because it believes that these relationships allow it to save crucial time and be cost competitive, to the mutual benefit of the Company and its suppliers.

Sales And Distribution

        The Company's sales are generated primarily by its own sales force, which is supported by its customer service, sales and distribution employees. In 2003, the Company had over 100 customers in the United States. Other than sales to AmerisourceBergen Corporation and McKesson Corporation, which represented 28.3% and 14.7%, respectively, of the Company's net sales in 2003 and 32.2% and 14.8%, respectively, of the Company's net sales in 2002, and sales to Cardinal Health, AmerisourceBergen Corporation and Walgreens, which represented 12.3%, 12.2% and 11.5%, respectively, of the Company's net sales in 2001, no other single customer represented more than 10% of the Company's net sales during the past three years. Sales to customers outside of the United States were less than 1% of the Company's aggregate net sales in each of the past three years.

Government Regulation

        All pharmaceutical manufacturers, including the Company, are subject to extensive regulation by the federal government, principally by the FDA, and, to a lesser extent, by the U.S. Drug Enforcement Administration (the "DEA"), the U.S. Environmental Protection Agency (the "EPA") and state governments. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacturing, safety, labeling, storage, record-keeping, approval, pricing, advertising and promotion of the Company's products. Noncompliance with applicable requirements can result in fines, recalls and seizure of products. Additionally, the FDA has the authority to revoke drug approvals previously granted.

ANDA Process

        FDA approval is required before a generic equivalent of an existing brand-name drug can be marketed. The Company seeks approval for such products by submitting an ANDA to the FDA. While an ANDA is not required to contain complete clinical studies, it normally must contain bioavailability and/or bioequivalence studies. "Bioavailability" indicates the rate and extent of absorption and levels of concentration of a drug product at the site of drug action needed to produce a therapeutic effect. "Bioequivalence" compares the bioavailability of one drug product with another and, when established, indicates that the rate of absorption and levels of concentration of a generic drug in the body are the same as the previously approved brand-name drug. An ANDA may be submitted for a drug on the basis that it is the equivalent to a previously approved brand-name drug or, with FDA approval of a petition, a new dosage form that is suitable for use for the indications specified.

        The timing of final FDA approval of ANDA applications depends on a variety of factors, including whether the applicant challenges any listed patents for the drug and/or its use and whether the brand-name manufacturer is entitled to one or more statutory exclusivity periods. Pending the resolution of any such issues the FDA is prohibited from approving generic products. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block ANDAs from being approved on the patent expiration date. For example, the FDA may now extend the exclusivity of a product by six months past the date of patent expiry if the manufacturer undertakes studies on the effect of their product in children (a so-called "pediatric extension"). See "Government Regulation—Patent Challenge Process."

        Before approving a product, the FDA also requires that the Company's procedures and operations conform to cGMP regulations, as defined in the U.S. Code of Federal Regulations. The Company must follow the cGMP regulations at all times during the manufacture of its products. The FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether the Company's systems and processes are in compliance with cGMP and other FDA regulations. Following such inspections, the FDA may issue notices on Form 483 and Warning Letters that could cause the Company to modify certain activities identified during the inspection. A Form 483 notice may be issued at the conclusion of an FDA inspection and lists conditions the FDA inspectors believe may violate cGMP or other FDA regulations. FDA guidelines specify that a Warning Letter is issued only for violations of "regulatory significance" for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action.

        If the FDA concludes that all substantive ANDA requirements (chemistry, bioequivalency, labeling and manufacturing) have been satisfied, but a final ANDA approval cannot be granted because of patent or exclusivity-related considerations, the FDA may issue a tentative approval.

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

        If there is a patent listed in the FDA's Orange Book at the time of filing an ANDA with the FDA and the generic drug company intends to market the generic equivalent prior to the expiration of that patent, the generic company files with its ANDA a certification asserting that the patent is invalid, unenforceable and/or not infringed (a so-called "Paragraph IV certification"). After receiving notice from the FDA that its application is acceptable for filing, the generic company sends the patent holder and the holder of the New Drug Application ("NDA") for the brand-name drug a notice explaining why it believes that the patents in question are invalid, unenforceable or not infringed. Upon receipt of the notice from the generic company, the patent holder has 45 days during which to bring a patent infringement suit in federal district court against the generic company. The discovery, trial and appeals process in such suits can take several years.

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

        Under the Hatch-Waxman Act, the developer of a proposed generic drug which is the first to have its ANDA accepted for filing by the FDA, and whose filing includes a Paragraph IV certification, may be eligible to receive a 180-day period of generic market exclusivity. This period of market exclusivity may provide the patent challenger with the opportunity to earn a return on the risks taken and its legal and development costs and to build its market share before competitors can enter the market.

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

Medicaid/Medicare

        In November 1990, a law regarding reimbursement for prescribed Medicaid drugs was passed as part of the Congressional Omnibus Budget Reconciliation Act of 1990. The law requires drug manufacturers to enter into a rebate contract with the Federal Government. All generic pharmaceutical manufacturers whose products are covered by the Medicaid program are required to rebate to each state a percentage of their average net sales price for the products in question. Many states also have implemented supplemental rebate programs that obligate manufacturers to pay rebates on average net sales in excess of those required under federal law. The Company accounts for future estimated rebates in its consolidated financial statements.

        The Attorneys General in at least six states sent letters to numerous pharmaceutical manufacturers during December 2003 instructing them to maintain all records relating to their reporting of pricing information under the Medicaid Drug Rebate Statute. The letters state that the document retention demand is in furtherance of an ongoing investigation of the manufacturers' compliance with Medicaid drug rebate program requirements. The Company received letters from some, but not all, of the states believed to be involved. The Company believes these letters may have been motivated, at least in part, by a federal regulation published in August 2003 that, effective January 1, 2004, would have limited the document retention provisions under the federal Medicaid Drug Rebate Statute to three years unless the records are the subject of an audit or a government investigation of which the manufacturer is aware. That regulation was amended, effective January 6, 2004, to substitute a ten-year record retention requirement. The Company has not received any subpoenas, informal document requests, or any other communications from federal or state enforcement authorities that suggest an investigation of its Medicaid drug rebate reporting practices is under way. The Company believes it operates in compliance with the requirements of the Medicaid Drug Rebate Statute.

        In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 was signed into law. It will make prescription drug coverage available on a voluntary basis to all

Medicare beneficiaries beginning in 2006. Beneficiaries will elect coverage under managed care plans or prescription-drug-only plans that will negotiate discounted purchase arrangements with manufacturers. Because individuals eligible for coverage under both Medicare and Medicaid will receive drug coverage through Medicare, the Company may experience a reduction in its Medicaid drug rebate obligations once the Medicare drug benefit becomes available. The Company cannot predict the impact of the Medicare drug benefit on pricing or demand for its products or on its profitability.

        The Company believes that federal and/or state governments may continue to enact additional measures aimed at reducing the costs of drugs to the public. The Company cannot predict the nature of such measures or their impact on its profitability.

Other

        The Company is also governed by federal, state and local laws of general applicability, such as laws regulating intellectual property, including patents and trademarks, working conditions, equal employment opportunity, and environmental protection.

Competition

        The generic pharmaceutical industry is very competitive. The Company competes with the original manufacturers of the brand-name equivalents of its generic products, other generic drug manufacturers (including brand-name manufacturers that also manufacture generic drugs) and manufacturers of new drugs that may compete with its generic drugs. The Company believes that, based on retail sales, it ranks within the top 15 generic pharmaceutical companies in the United States that produce solid oral products. Certain of the Company's competitors have greater financial, production and research and development resources and substantially greater name recognition than the Company.

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

Backlog

        As of March 1, 2004, the Company's gross sales value of backlog orders was $22.3 million compared to $56.4 million as of March 1, 2003. The gross sales value of backlog, however, may be substantially reduced by future allowances for contract pricing, rebates, returns and other sales allowances. Provision for such items are recorded at time of shipment. The Company expects the existing backlog will be fully satisfied in 2004. Because of the relatively short lead time required in filling orders for the Company's products and because of the magnitude of future associated sales allowances, backlog amounts do not bear any significant relationship to sales or income for any twelve-month period.

Environment

        The Company is subject to federal, state, and local laws and regulations relating to the protection of the environment. These evolving laws and regulations may require expenditures over a long period of time to control environmental impacts. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policy and procedures.

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

        The Company is subject to various federal, state, and local laws and regulations relating to air quality control. These regulations are designed to control the release of various compounds and air pollutants. The Company has recently reported to the State of New York a minor exceedance of certain limits contained in its current State Facility Permit. Anticipated increases in production of certain products may necessitate modification of its air permits to ensure ongoing compliance. Management does not believe that these will have a material adverse effect on the Company's financial position, results of operations, or cash flow.

        With respect to environmental clean-up liability, the Company received an inquiry from the United States Environmental Protection Agency ("EPA") in 2002 concerning the Company's relationship as a possible successor to a party that may be among a substantial number of parties liable for cleanup of the Mattiace Petrochemical Superfund site, a contaminated site currently being addressed by the EPA at a cost estimated by the EPA to be approximately $36.0 million. Based on information available at this time, the Company does not expect this matter to require significant capital expenditures or to have a material adverse effect on its earnings or competitive position.

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

Employees

        As of December 31, 2003, the Company employed 531 persons, 278 of whom work at its corporate headquarters and manufacturing facility in Laurelton, New York and 253 of whom work at its manufacturing and research facility in Wilson, North Carolina. The production and maintenance employees at the Company's manufacturing facility in Laurelton, New York are represented by the Drug, Chemical, Cosmetic, Plastics and Affiliated Industries Warehouse Employees Local 815, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America under a labor contract that expires in November 2005. The Company believes that its relations with its employees are good and the Company has no history of work stoppages.

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

        The Company sells its products directly to national pharmacy chains, mail order customers, mass merchandisers and managed care providers and through drug wholesalers and distributors who, in turn, supply its products to pharmacies, mail order customers, mass-merchandisers, hospitals and governmental agencies. Due to the ongoing consolidation of drug wholesalers and distributors and the growth of national pharmacy chains, there exists an increasingly limited number of customers that comprise a significant share of the market. Sales to the Company's top two customers represented approximately 43% of its net sales in 2003. If the Company were to lose the business of any of these customers, or if any were to experience difficulty in paying the Company on a timely basis, there could be a material adverse effect on its net sales, profitability and cash flows.

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

        The generic pharmaceutical industry in which the Company operates is competitive in part because the products that are sold usually do not benefit from patent protection. The competition which the Company encounters has an effect on its product prices, market share, revenues and profitability. The Company may not be able to differentiate its products from those of its competitors, successfully develop or introduce new products that are less costly or offer better performance than those of its competitors or offer purchasers of its products payment and other commercial terms as favorable as those offered by its competitors.

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

The Company is controlled by Santo.

        At March 8, 2004, Santo owned approximately 67.5% of the Company's outstanding common stock and Thomas Strüngmann, Ph.D., the Chairman of the Company's Board of Directors and the Co-Chief Executive Officer and Co-President of Hexal AG, together with his interests in Santo and Hexal AG, beneficially owned approximately 67.7% of the Company's outstanding common stock. Santo and Dr. Strüngmann are able to control the outcome of stockholder votes, including votes concerning the election of the majority of directors, the adoption or amendment of provisions in the Company's certificate of incorporation or bylaws, the approval of mergers, decisions affecting its capital structure and other significant corporate transactions.

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

        Competition in the generic pharmaceutical market continues to intensify as the pharmaceutical industry adjusts to increased pressures to contain health care costs. Brand-name manufacturers continue to sell their products into the generic market directly by acquiring or forming strategic alliances with generic pharmaceutical companies. No regulatory approvals are required for a brand-name manufacturer to sell directly or through a third party to the generic market. Brand-name manufacturers do not face significant barriers to entry into such markets. In addition, such companies continually seek new ways to defeat generic competition, such as obtaining new patents on drugs whose original patent protection is about to expire, developing and marketing other dosage forms including patented controlled-release products or developing and marketing as over-the-counter products those branded products which are about to lose exclusivity and face generic competition.

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

        In the event litigation is commenced by the patent holder or NDA holder, final approval of the ANDA is delayed by 30 months, or such shorter or longer period as may be ordered by the court. The litigation may be costly and time consuming, and these costs may be more easily borne by the Company's competitors than by it. The outcome of litigation is inherently uncertain. Litigation could result in removal from the market, or a substantial delay in, or prevention of, the introduction of the product that is the subject of the Company's ANDA, any of which could have a material adverse effect on its business, financial condition, cash flows, or results of operations.

        As of March 10, 2004, the Company was involved in patent litigation in connection with its Paragraph IV certifications for the following six products: Bupropion HCl 100mg and 150mg ER tablets; Gabapentin capsules and tablets; Itraconazole capsules; Metaxalone 400mg tablets; Omeprazole capsules; and Albuterol and Ipratropium Inhalation Solution. The Company is unable to predict the outcome of any of these cases. If the Company is not successful in challenging or cannot prove non-infringement of the patents with respect to a brand-name product (and/or its use), it may not be able to market its generic alternative until the expiration of the applicable patent, which is often not for a number of years.

        In November 2000, Glaxo filed suit against the Company in the U.S. District Court for the Southern District of New York alleging infringement of two patents based on the Company's filing of an ANDA to market generic Bupropion Hydrochloride 100mg and 150mg ER (extended release) tablets. In August 2002, the court held that one of Glaxo's patents was invalid and Glaxo subsequently withdrew its appeal from that decision. A trial was held during December 2003 on the remaining patent. The trial court has not yet issued its decision.

        The Company received final ANDA approval for Bupropion Hydrochloride 100mg ER tablets in November 2003. In January 2004, the Company began selling Bupropion Hydrochloride 100mg ER tablets. Subsequently, the U.S. Court of Appeals for the Federal Circuit ruled against Glaxo in a related case with nearly identical facts, and that ruling should also be dispositive of Glaxo's claim against the Company. Glaxo has moved for rehearing of that decision and has indicated that if its application for rehearing is denied it will seek review of the decision by the Supreme Court. A reversal of the of the decision by either the Circuit Court or the Supreme Court could adversely affect the outcome of Glaxo's suit against the Company, and could result in the Company being enjoined from marketing Bupropion Hydrochloride 100mg ER tablets, materially harm profits and cash flows, and result in paying damages, costs, and fees that could have a material adverse impact on the Company's financial performance.

        Initially, the Company attempted to bring Bupropion Hydrochloride 100mg ER tablets to market without first obtaining a non-infringement decision from a federal district court. In the future, the Company may also attempt to bring other products to market without first obtaining non-infringement decisions. This practice is commonly referred to as "launching at risk." Launching at risk may allow generic manufacturers to bring a product to market without waiting for lengthy patent infringement litigation to be completed. However, launching at risk can also serve as a basis for claims by the patent holder of willful infringement against the Company. If the Company loses a patent infringement action and willful infringement is found to exist, the damages owed by the Company may be multiplied up to three times, at the Court's discretion, due to such willful infringement. The Company may also be subject to injunctive relief, attorneys' fees, costs of litigation and such further relief as a court deems just and proper. Because damages in such instances may be calculated according to the profit lost by the patent holder rather than the profit gained by the Company, and because multiple damages may be awarded, such damages could greatly exceed the Company's actual profits from marketing the infringing drug and could have a material adverse impact on the Company's financial results.

        In March 2004, Dey commenced a patent infringement action against the Company in the United States District Court for the Central District of California. The complaint alleges that the Company infringed a patent owned by Dey covering "Albuterol and Ipratropium Inhalation Solution, System, Kit and Methods for Relieving Symptoms of Chronic Obstructive Pulmonary Disease" by filing an ANDA for a product that allegedly uses methods covered by the patent and by using the inventions claimed in the patent.

        In addition to the ANDA patent litigations stemming from the Company's Paragraph IV certifications, the Company is a defendant in two patent litigations involving its generic Cyclosporine product. On August 30, 2000, Novartis Pharmaceuticals Corporation ("Novartis") filed a complaint in the United States District Court for the District of Delaware alleging among other things that by selling a generic Cyclosporine product the Company has been and is infringing its patent. Novartis is seeking injunctive relief to prevent the alleged acts of infringement, as well as damages, including lost profits, costs and expenses, reasonable attorneys' fees and treble damages for willful infringement. The Company's potential liability and expenses in this matter are not covered by insurance. An adverse outcome in this litigation could result in the Company being unable to market Cyclosporine, which could materially harm profits and cash flows and could result in paying damages, costs, expenses and fees that could have a material adverse impact on the Company's financial performance. In December 2002, the United States District Court for the District of Delaware granted the Company's motion for summary judgment of non-infringement of the patent. Novartis has appealed this judgment.

        On January 26, 2001, Apotex Inc., ("Apotex"), a Canadian generic pharmaceutical company, filed a complaint in the United States District Court for the Eastern District of New York alleging, among other things, that the Company has been and is infringing its patent related to Cyclosporine. Apotex is seeking injunctive relief to prevent alleged acts of infringement, as well as damages, including a reasonable royalty, costs, expenses, reasonable attorneys' fees and treble damages for willful infringement. No trial date has been set for this matter. The Company's potential liability and expenses in this matter are not covered by insurance. The Company believes that it has meritorious defenses to Apotex' claims and is vigorously defending itself. An adverse outcome in this litigation could result in the Company being unable to market Cyclosporine, which could materially harm profits and cash flows and could result in paying damages, costs, expenses and fees that could have a material adverse impact on the Company's financial performance.

The Company faces the risk of product liability claims, for which it may be inadequately insured.

        Manufacturing, selling and testing pharmaceutical products involve a risk of product liability. Even unsuccessful product liability claims could require the Company to spend money on litigation, divert management's time, damage its reputation and impair the marketability of its products.

        The Company has been named as a defendant in several cases in which the plaintiff alleges injury from the use of Phentermine alone, and in one instance the Company was named as a third-party defendant in a medical malpractice case in which negligent prescription of Phentermine was alleged. A number of these claims have been dismissed in the Company's favor, and as of December 31, 2003 only one such claim remained pending.

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

        To date, the Company has been named in five lawsuits alleging injury or wrongful death from the use of Company-manufactured pharmaceuticals containing PPA. As of December 31, 2003, all but two PPA cases against the Company had been dismissed or discontinued. As discovery in these lawsuits is ongoing, predicting the ultimate outcome of these actions is not possible.

        The Company currently maintains $50.0 million per claim and in the aggregate of claims-made product liability/completed operations insurance, all of which is available for Phentermine-related claims (retroactive to June 1998), excluding Fenfluramine and Dexfenfluramine combination (fen-phen) claims.

        The Company's insurance carriers did not renew product liability coverage for products containing PPA. The Company manufactured two low-volume prescription products that contained PPA that were discontinued in 1999 and 2000, respectively. Under the terms of the expiring insurance contracts, the Company elected to purchase $75.0 million of supplemental extended reporting period (SERP) coverage. The SERP policy extends the reporting period for claims a minimum of 5 years, but only covers occurrences that happened before the respective cancellation dates. The cancellation date for the first $45.0 million of coverage was August 6, 2002. The cancellation date on the remaining layers was June 22, 2001, except for a layer of $5.0 million in excess of $55.0 million, the cancellation date of which was also August 6, 2002.

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

        From May 1997 to December 31, 2003, the Company has been named a party and served in approximately 7,040 lawsuits in connection with its manufacture of Phentermine Hydrochloride. As of December 31, 2003, more than 89% of these cases had been dismissed. The actions generally have been brought in various state and federal jurisdictions by individuals in their own right or on behalf of putative classes of persons who claim to have suffered injury or claim that they may suffer injury in the future due to the use of a combination of two prescription diet drugs, Fenfluramine and Phentermine, a combination popularly known as "fen-phen." A few lawsuits allege injury from the use of Phentermine alone, or in combination with other drugs.

        The "fen-phen" lawsuits typically allege that the short- and long-term use of Fenfluramine in combination with Phentermine causes, among other things, primary pulmonary hypertension, valvular heart disease and/or neurological dysfunction. Some lawsuits allege emotional distress caused by the purported increased risk of injury in the future. Plaintiffs typically seek relief in the form of monetary damages (including economic losses, medical care and monitoring expenses, loss of earnings and earnings capacity, other compensatory damages and punitive damages), generally in unspecified amounts, on behalf of an individual plaintiff or a class of plaintiffs. Some actions seeking class certification ask for certain types of equitable relief. The fen-phen lawsuits typically name as a defendant Wyeth (formerly American Home Products Corporation), the manufacturer of two anti-obesity drugs, Fenfluramine and Dexfenfluramine, and also name manufacturers and distributors and retailers of Phentermine. Certain companies that distributed or sold the Company's Phentermine and are named as defendants in certain of these lawsuits seek defense and indemnity from the Company.

        As of December 31, 2003, there has been no finding of liability for fen-phen injury against the Company and no payment by the Company to settle any combination-related fen-phen lawsuit. There has been no scientific testimony accepted by any court that establishes a connection between the use of Phentermine either alone or in combination with Fenfluramine and/or Dexfenfluramine and the allegations made by plaintiffs in these lawsuits.

        In the second quarter of 2000, the Company exhausted its product liability insurance covering all combination-related Phentermine lawsuits and any non-combination Phentermine lawsuits resulting from claims regarding the ingestion of Phentermine prior to June 1998. Since that time, the Company has funded its own defense in the fen-phen, Phentermine-only and Phentermine PPA product liability lawsuits. Additionally, pursuant to an October 1999 settlement with an insurance carrier, the Company has made insurance coverage claims for fen-phen claims filed on or after June 22, 2003 which allege fen-phen use prior to June 1998. The Company has reached an agreement in principle with its insurer regarding these insurance claims that, if completed, will defray the future cost of the Company's fen-phen defense by approximately $1.4 million. Fen-phen litigation costs and the costs of related defense agreements are being expensed as incurred. The Company has agreed to fund or partially fund the defense of certain of its distributors, and to indemnify them provided certain conditions are met. Further, the Company has reached favorable defense agreements with several retailers of Company Phentermine. See Item 3. "Legal Proceedings."

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

        The active compounds for the Company's products, also called active pharmaceutical ingredients or APIs, are purchased from specialized manufacturers throughout the world and are essential to its business and its success. Some of the APIs used in its products, especially its niche market products, are available only from one or a limited number of sources. Those APIs are either difficult to produce or are needed in such limited quantities that additional suppliers are typically not available. For high volume products, including blockbuster drugs, there are generally several API suppliers available. However, even when more than one supplier for a product exists, the Company may elect to list, and in some cases have listed, only one supplier in its ANDAs for such product. The Company attempts to qualify alternative suppliers after it has introduced a high volume product into the market and has reached an economy of scale, but it may be unable to do so. In the event an existing supplier should lose its regulatory status as an acceptable source, the Company would attempt to locate a qualified alternative; however, it may be unable to obtain the required components or products on a timely basis or at commercially reasonable prices and any change in a supplier not previously approved in its ANDA must then be submitted through a formal approval process with the FDA.

        In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays, higher raw material costs and loss of sales and customers. From time to time, certain of the Company's outside suppliers have experienced regulatory or supply-related difficulties that have impeded their ability to deliver products to it. To the extent such difficulties cannot be resolved within a reasonable time and at a reasonable cost, the resulting delay could have a material adverse effect on the Company's business.

If independent third parties do not accept the Company's products, it may be unable to market them successfully.

        The Company's ability to market generic pharmaceutical products successfully depends, in part, on the acceptance of the products by independent third parties including pharmacies, government formularies and other retailers, as well as patients. The Company manufactures a number of safe and effective prescription drugs which are mainly used by patients who have severe health conditions. Although the brand-name products generally have been marketed safely for many years prior to the Company's introduction of a generic alternative, there is a possibility that one of its generic products could be alleged to produce an unanticipated clinical side effect which could result in an adverse effect on its ability to achieve acceptance by managed care providers, pharmacies and other retailers, customers and patients. If these independent third parties do not accept the Company's products, it could have a material adverse effect on its revenues and profitability.

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

        The Company is dependent on obtaining timely regulatory approvals before marketing its products. Any manufacturer failing to comply with FDA or other applicable regulatory agency requirements may be unable to obtain approvals for the introduction of new products and, even after approval, initial product shipments may be delayed. The FDA also has the authority to revoke drug approvals previously granted and remove from the market previously approved drug products containing ingredients no longer approved by the FDA. The Company's major facilities and products are periodically inspected by the FDA, which has extensive enforcement powers over the activities of pharmaceutical manufacturers, including the power to suspend approval of new drug applications, seize, force to recall and prohibit the sale or import of non-complying products, and halt operations of and criminally prosecute non-complying manufacturers.

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

        Many brand-name manufacturers have increasingly used federal and state legislative and regulatory means to delay generic competition. These efforts have included:

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

        In addition, some brand-name manufacturers have engaged in state-by-state initiatives to enact legislation or adopt regulatory requirements that restricts the substitution of some brand-name drugs with generic drugs.

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

        The Company's ability to market its products depends, in part, on reimbursement levels for such products and related treatment established by health care providers (including government authorities), private health insurers and other organizations, including health maintenance organizations and managed care organizations. Reimbursement may not be available for some of the Company's products and, even if granted, may not be maintained. Limits placed on reimbursement could make it more difficult for people to buy the Company's products and reduce, or possibly eliminate, the demand for its products. The Company cannot predict the combined effects of changes in third-party reimbursement on its product sales or its profitability.

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

        Environmental laws and regulations can require the Company to undertake or pay for investigation, clean-up and monitoring of environmental contamination identified at properties that it currently owns or operates or that it formerly owned or operated. Further, they can require the Company to undertake or pay for such actions at offsite locations where it may have sent hazardous substances for disposal. These obligations are often imposed without regard to fault. The Company believes that its operations comply in all material respects with applicable laws and regulations concerning the environment. The Company may be required, however, to increase expenditures to comply with new, different, or increasingly stringent requirements to address modifications or increases in production, or to address contamination attributable to its business or properties.

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

Item 2. Properties.

        The Company operates from its 115,000 square foot headquarters in Laurelton, New York, which accommodates manufacturing, sales and distribution, and its 275,000 square foot manufacturing, distribution and research facility in Wilson, North Carolina, which the Company purchased in December 2000, both of which the Company owns. At December 31, 2003 production levels at the two facilities are approximately equal. Production levels are, however, expected to increase at the North Carolina facility over time. Future production levels are dependent on a number of factors including new product introductions and the timing of product transfers to the Wilson facility.

        The Company's research and development team operates out of the Wilson facility. The Company believes that its facilities are suitable for its business and will be adequate to meet its current needs. In addition, the Wilson facility may be expanded, if required.

Item 3. Legal Proceedings.

        From time to time, the Company is subject to lawsuits and claims which arise out of its operations in the normal course of business, some of which involve claims for damages that are substantial in amount.

        From May 1997 to December 31, 2003, the Company has been named a party and served in approximately 7,040 lawsuits in connection with its manufacture of Phentermine Hydrochloride. As of December 31, 2003, more than 89% of these cases had been dismissed. The actions generally have been brought in various state and federal jurisdictions by individuals in their own right or on behalf of putative classes of persons who claim to have suffered injury or claim that they may suffer injury in the future due to the use of a combination of two prescription diet drugs, Fenfluramine and Phentermine, a combination popularly known as "fen-phen." A few lawsuits allege injury from the use of Phentermine alone, or in combination with other drugs.

        The "fen-phen" lawsuits typically allege that the short- and long-term use of Fenfluramine in combination with Phentermine causes, among other things, primary pulmonary hypertension, valvular heart disease and/or neurological dysfunction. Some lawsuits allege emotional distress caused by the purported increased risk of injury in the future. Plaintiffs typically seek relief in the form of monetary damages (including economic losses, medical care and monitoring expenses, loss of earnings and earnings capacity, other compensatory damages and punitive damages), generally in unspecified amounts, on behalf of the individual or the class. Some actions seeking class certification ask for certain types of equitable relief. The fen-phen lawsuits typically name as a defendant Wyeth (formerly American Home Products Corporation), the manufacturer of two anti-obesity drugs, Fenfluramine and Dexfenfluramine, and also name manufacturers, distributors and retailers of Phentermine. Certain companies that distributed or sold the Company's Phentermine and are named as defendants in certain of these lawsuits seek defense and indemnity from the Company.

        As of December 31, 2003, there has been no finding of liability for fen-phen injury against the Company and no payment by the Company to settle any combination-related fen-phen lawsuit. There has been no scientific testimony accepted by any court that establishes a connection between the use of Phentermine, either alone or in combination with Fenfluramine and/or Dexfenfluramine, and the allegations made by plaintiffs in these lawsuits.

        In the second quarter of 2000, the Company exhausted its product liability insurance covering all combination-related Phentermine lawsuits and any non-combination Phentermine lawsuits resulting from claims regarding the ingestion of Phentermine prior to June 1998. Since that time, the Company has funded its own defense in such lawsuits. However, pursuant to an October 1999 settlement with an insurance carrier, the Company has made insurance coverage claims for fen-phen claims filed on or after June 22, 2003, which allege fen-phen use prior to June 1998, and has reached an agreement in principle with its insurer regarding these insurance claims that, if completed, will defray the future cost of the Company's fen-phen defense by approximately $1.4 million. The Company has agreed to fund or partially fund the defense of certain of its distributors and to indemnify them, provided certain conditions are met. Further, the Company has reached favorable defense agreements with several retailers of Company Phentermine.

        On August 30, 2000, Novartis filed a complaint in the United States District Court for the District of Delaware alleging, among other things, that the Company's generic Cyclosporine product infringes a patent owned by Novartis. The Company obtained a non-infringement opinion with regard to its product prior to marketing it, and believes that there is no merit to the allegations in the complaint. Novartis is seeking injunctive relief to prevent the Company's alleged acts of infringement, as well as an unspecified amount of damages, costs and expenses, reasonable attorneys' fees and treble damages for willful infringement. The Company's potential liability and expenses in this matter are not covered by insurance. An adverse outcome in this litigation could result in the Company's being unable to market Cyclosporine, which could materially harm its profits and cash flows, and could result in the Company paying damages, costs, expenses and fees that could have a material impact on its financial performance. In December 2002, the United States District Court for the District of Delaware granted the Company's motion for summary judgment of non-infringement of the patent. Novartis has appealed the judgment. The ultimate outcome of this lawsuit cannot be determined at this time.

        On January 26, 2001, Apotex, a Canadian generic pharmaceutical company, filed a complaint in the United States District Court for the Eastern District of New York alleging, among other things, that the Company's generic Cyclosporine product infringes its patent. The Company has filed an answer and counterclaim to the complaint and intends to vigorously defend the lawsuit. Apotex is seeking injunctive relief to prevent the Company's alleged acts of infringement, as well as an unspecified amount of damages, including a reasonable royalty, costs, expenses, reasonable attorneys' fees and treble damages for willful infringement. No trial date has been set for this matter. The Company's potential liability and expenses in this matter are not covered by insurance. An adverse outcome in this litigation could result in the Company being unable to market Cyclosporine, which could materially harm the Company's profits and cash flow, and could result in its paying damages, costs, expenses and fees that could have a material impact on its financial performance. The ultimate outcome of this lawsuit cannot be determined at this time.

        In November 2000, Glaxo filed suit against the Company in the U.S. District Court for the Southern District of New York alleging infringement of two patents based on the Company's filing of an ANDA to market generic Bupropion Hydrochloride 100mg and 150mg ER (extended release) tablets. In August 2002, the court held that one of Glaxo's patents was invalid and Glaxo subsequently withdrew its appeal from that decision. A trial was held during December 2003 on the remaining patent. The trial court has not yet issued its decision.

        The Company received final ANDA approval for Bupropion Hydrochloride 100mg ER tablets in November 2003. In January 2004, the Company began selling Bupropion Hydrochloride 100mg ER tablets. Subsequently, the U.S. Court of Appeals for the Federal Circuit ruled against Glaxo in a related case with nearly identical facts, and that ruling should also be dispositive of Glaxo's claim against the Company. Glaxo has moved for rehearing of that decision and has indicated that if its application for rehearing is denied it will seek review of the decision by the Supreme Court. A reversal of the of the decision by either the Circuit Court or the Supreme Court could affect the outcome of Glaxo's suit in a manner adverse to the Company, and could result in the Company being enjoined from marketing Bupropion Hydrochloride 100mg ER tablets, materially harm profits and cash flows, and result in paying damages, costs, and fees that could have a material adverse impact on the Company's financial performance.

        In March 2004, Dey commenced a patent infringement action against the Company in the United States District Court for the Central District of California. The complaint alleges that the Company infringed a patent owned by Dey covering "Albuterol and Ipratropium Inhalation Solution, System, Kit and Methods for Relieving Symptoms of Chronic Obstructive Pulmonary Disease" by filing an ANDA for a product that allegedly uses methods covered by the patent and by using the inventions claimed in the patent.

        In November 2001, Organon, Inc. ("Organon") filed suit against the Company in the U.S. District Court for the District of New Jersey for patent infringement based on the Company's filing of an ANDA to market generic tablets containing Mirtazapine, but no other active ingredients. Organon has since agreed to dismiss the suit, and the Company began selling products containing Mirtazapine in June 2003.

        In August 2001, the Company was successful in defending itself in the United States District Court for the District of Massachusetts against a patent infringement claim involving Nabumetone. At the conclusion of the trial, the Company filed a motion to recover the legal fees it incurred in defending the action. The motion was stayed pending the appeal of the District Court's ruling. The Court of Appeals affirmed the District Court decision in August 2002. In May 2003, the Company and the original plaintiff reached agreement regarding the Company's motion to recover legal fees. Under the agreement, the Company was reimbursed $3.5 million for legal fees it had incurred in defending itself. The $3.5 million recovery of legal fees has been reflected in the Company's other selling, general and administrative expenses.

        Additionally, in February 2004, the Company received $10.0 million to settle all litigation with Glaxo related to Nabumetone.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities.

Market Information

        The Company's common stock is listed on The Nasdaq National Market and began trading under the symbol ELAB on May 23, 2002. As of the close of business on March 8, 2004, there were approximately 17 holders of record of the Company's common stock. The following table sets forth the high and low sales prices of the common stock for the fiscal periods indicated, as reported on The Nasdaq National Market:

2003	High	Low
First Quarter	$26.97	$19.96
Second Quarter	$37.17	$26.74
Third Quarter	$41.75	$30.17
Fourth Quarter	$54.77	$38.14
2002
First Quarter	N/A	N/A
Second Quarter(1)	$18.00	$14.50
Third Quarter	$23.29	$12.70
Fourth Quarter	$25.38	$17.56

(1)
Initial trading began on May 23, 2002

Dividends

        The Company did not pay cash dividends on its common stock during 2003 or 2002 and does not intend to pay any cash dividends in the foreseeable future.

Equity Compensation Plan Information

        Securities authorized for issuance under equity compensation plans at December 31, 2003 are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflect in column (a)) (c)
Equity compensation plans approved by security holders	2,158,990	$13.83	1,028,600
Equity compensation plans not approved by security holders	0	0	0

Total	2,158,990	$13.83	1,028,600

Use of Proceeds from Initial Public Offering

        In June 2002, the Company closed an initial public offering of its common stock. The Registration Statement on Form S-1 (File No. 333-83638) was declared effective by the Securities and Exchange Commission on May 23, 2002 and the Company commenced the offering on that date. After deducting underwriting discounts and commissions and the offering expenses, net proceeds from the offering to the Company totaled approximately $139.2 million.

        The Company has used proceeds from the offering as follows: (i) $66.9 million has been used to repay debt due to Hexal AG; (ii) $10.0 million has been used to repay debt incurred in connection with the acquisition of Eon Holdings, Inc.; and (iii) $2.0 million has been used for general working capital purposes. The remaining $60.3 million of the proceeds to the Company from the offering are invested in cash investments and short-term investment grade debt securities. The Company anticipates using the balance of the proceeds from the offering for general corporate purposes, including funding working capital, increasing research and development to expand the Company's product offerings and the potential acquisition of product lines or companies. The Company has no present understandings, commitments or agreements with respect to any acquisitions. The Company has not determined the amounts it plans to spend on any of the areas listed above or the timing of these expenditures.

Purchases of Equity Securities by the Company

        The following table sets forth the repurchases of shares of the Company's common stock made through December 31, 2003: (1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April [1], 2003—April [30], 2003
May [1], 2003—May [31], 2003
June [1], 2003—June [30], 2003
July [1], 2003—July [31], 2003	38,763	$36.32	38,763	86,237 shares
August [1], 2003—August [31], 2003	16,201	$30.68	6,201	80,036 shares
September [1], 2003—September [30], 2003	17,536	$39.19	17,536	62,500 shares
October [1], 2003—October [31], 2003				62,500 shares
November [1], 2003—November [30], 2003				62,500 shares
December [1], 2003—December [31], 2003				62,500 shares
Total	72,500	$35.76	62,500	0 shares

(1)
In April 2003, the Company's Board of Directors approved the repurchase of up to 300,000 shares of the Company's common stock over the next twelve months. In July 2003, the Company adopted a plan to repurchase up to 125,000 shares through December 31, 2003 under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Depending on market conditions, the Company also expects to conduct purchases in the open market and in privately negotiated transactions from time to time during its normal trading window and may enter into future plans to repurchase shares under Rule 10b5-1.

Item 6. Selected Financial Data.

        The following table sets forth selected historical financial data as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999. The data are derived from the Company's consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, the Company's independent auditors. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this report.

        Prior to the reorganization mergers described below, Santo owned 100% of the outstanding capital stock of HPI. Santo is under common control with Hexal AG, the second largest generic pharmaceutical company in Germany. In September 1995, HPI acquired 50% of the Company's capital stock. In December 2000, HPI indirectly acquired the remaining 50% of the Company's capital stock through its acquisition of 100% of the outstanding capital stock of EHI. On May 21, 2002, a reorganization occurred in which EHI merged into HPI, which subsequently merged into the Company. As a result, Santo owns a majority of the Company's outstanding common stock. This reorganization has been accounted for as a merger of entities under common control and the accounts of the companies have been combined in a manner similar to a pooling of interests, effective January 1, 2000. As presented in the following table, the term "predecessor company" refers to the Company and its operations for periods prior to January 1, 2000, and does not reflect the reorganization. The term "successor company" is used to describe the Company and its operations for periods after January 1, 2000 and reflects the reorganization.

	Year Ended December 31,
	Successor Company				Predecessor Company
	2003	2002	2001	2000	1999
	(Dollars in thousands, except for per share data)
CONSOLIDATED STATEMENT OF INCOME DATA:
Net sales	$329,538	$244,269	$165,443	$119,693	$77,981
Cost of sales	150,627	118,591	73,312	56,559	39,576

Gross profit	178,911	125,678	92,131	63,134	38,405

Operating expenses
Selling, general and administrative
Amortization of goodwill and other intangibles	3,760	3,760	7,120	639	—
Deferred stock appreciation rights compensation	—	—	9,837	6,197	1,626
Other selling, general and administrative	37,296	32,706	25,322	20,890	18,640
Research and development	22,510	13,239	12,224	14,936	10,889

Total operating expenses	63,566	49,705	54,503	42,662	31,155

Operating income	115,345	75,973	37,628	20,472	7,250

Other income and expense
Interest income	1,411	854	462	1,311	950
Interest expense	(300)	(3,857)	(9,318)	(1,892)	(60)
Other income (expense), net	228	113	44	398	(2)

Total other income (expense)	1,339	(2,890)	(8,812)	(183)	888

Income before income taxes	116,684	73,083	28,816	20,289	8,138
Provision for income taxes	46,549	29,820	13,025	9,300	3,127

Net income	$70,135	$43,263	$15,791	$10,989	$5,011

PER SHARE DATA
Basic	$1.59	$1.62	$—	$—	$—
Diluted	$1.55	$1.06	$0.49	$0.36	$0.17
Weighted average common shares outstanding
Basic	44,239,971	26,630,789	—	—	—
Diluted	45,260,293	40,648,533	32,130,729	30,120,000	30,000,000
OTHER DATA
Cash and investments	$159,133	$87,284	$17,624	$6,378	$21,095
Total assets	441,545	329,871	219,402	196,903	58,401
Long-term debt including current portion	—	4,530	116,867	123,110	333
Total stockholders' equity	328,780	258,154	46,991	11,895	43,342
Net cash provided by (used in)
Operating activities	$91,181	$30,472	$32,226	$14,077	$5,676
Investing activities	(103,475)	(33,319)	(4,275)	(87,704)	(1,599)
Financing activities	(6,177)	47,546	(16,705)	58,910	(302)

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

Overview

        The Company is a generic pharmaceutical company engaged in developing, licensing, manufacturing, selling and distributing a broad range of prescription pharmaceutical products primarily in the United States. The Company focuses primarily on drugs in a broad range of solid oral dosage forms, utilizing both immediate and sustained release delivery, in tablet, multiple layer tablet, film-coated tablet and capsule forms. The Company does not depend on any single drug or therapeutic category for a majority of its sales.

Critical Accounting Policies

        The Company's critical accounting policies are those policies that are important to the portrayal of its financial condition and results of operations and require management's subjective judgments. As a result, these judgments are subject to an inherent degree of uncertainty. The Company bases its judgments on its experience and various other assumptions that the Company believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates, including those related to revenues, returns, inventories, income taxes and litigation. The Company's actual results could differ from these estimates under different assumptions or conditions. The Company believes the following accounting policies to be critical:

  •
  Sales are recognized when the products are received by the customer, which represents the point when the risks and rewards of ownership are transferred to the customer. Discounts, rebates and contract pricing adjustments are recorded as a reduction of sales based on agreed-upon terms with the Company's customers at the time of sale. The Company calculates a reserve for discounts and rebates based upon actual sales under such arrangements. Reserves for contract pricing adjustments represent the difference between the prices wholesalers are billed by the Company and the contract prices billed by wholesalers to their customers. In determining a reserve for contract pricing adjustments, the Company takes into account an estimate of the percentage of product sales subject to such pricing adjustments based on historical trends. Historical trends are adjusted for new product introductions and changes in wholesaler or contract prices.

  •
  Shelf stock adjustments are provided following a reduction in the prices of any of the Company's products due to the competitive environment. Such adjustments are credited to the Company's customers based on their on-hand inventory quantities. Reserves are generally established when the Company reduces its prices.

  •
  Estimates for returns, which are recorded at the time of sale, relate primarily to returns of expiring products. The Company utilizes historical trends to estimate the amount of products to be returned due to product expiration.

  •
  In determining whether liabilities should be recorded for pending litigation claims, the Company must assess the allegations made and the likelihood that it will successfully defend itself. When the Company believes it is probable that it will not prevail in a particular matter, it will then make an estimate of the amount of liability based in part on advice of outside legal counsel.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

        Net sales.    Net sales increased 34.9% to $329.5 million in 2003 from $244.3 million in 2002. The increase in net sales was attributable primarily to the increase in unit volume of several existing products, the full year impact of products introduced in 2002 and sale of products introduced after December 31, 2002. Several existing products including Lovastatin, USP, Cholestyramine, USP, and Labetalol, HCl, had significant increases in unit volumes. Products introduced in 2002 that had increased unit volumes in 2003 due to the full year impact include Lisinopril, USP, Lisinopril/HCTZ, Tizanidine HCl, and a Dextroamphetamine and Amphetamine Mixed Salts product. Nabumetone, a product also introduced in early 2002, also had a significant increase in unit volume. The increase is primarily related to an increase in market share. Products introduced subsequent to December 31, 2002 include Mirtazipine, Midodrine HCl, Nefazodone HCl, and Metolazone USP.

        Gross profit.    Gross profit increased by $53.2 million to $178.9 million in 2003 from $125.7 million in 2002. Gross profit as a percentage of net sales increased to 54.3% in 2003 from 51.5% in 2002. The Company's gross profit margins are dependent on several factors, including product sales mix, cost, volume and competitive activity. In 2003, the increase in margin percent is attributable primarily to an increase in utilization of manufacturing capacity, lower raw material costs and a $1.4 million decrease in expense related to write-downs of slow-moving or unusable inventory. Inventory write-downs were lower in 2003 as compared to 2002, as 2002 included a $2.4 million write-down of a raw material that will not be utilized in production.

        Amortization of other intangibles.    Amortization of other intangibles was $3.8 million in 2003 and 2002.

        Other selling, general and administrative.    Other selling, general and administrative expenses increased $4.6 million to $37.3 million in 2003 from $32.7 million in 2002. Expenses for 2003 were reduced by the recovery of $3.5 million in legal fees related to Nabumetone litigation. Excluding the recovery of legal fees, other selling, general and administrative expenses were $40.8 million for 2003, representing an increase of $8.1 million compared to 2002. However, other selling, general and administrative expenses, excluding the recovery of legal fees in 2003, decreased as a percentage of net sales to 12.4% compared to 13.4% in 2002. The increase in expense was the result of increases of $1.0 million in compensation costs, $2.5 million in insurance expense due to higher premiums, $1.4 million in freight and sales commissions, $2.2 million in legal costs principally due to patent challenges and $1.0 million in other expenses.

        Research and development.    Research and development expenses increased $9.3 million to $22.5 million in 2003 from $13.2 million in 2002. The increase was attributable to an increase in generic product development costs of $9.8 million, offset by a decrease of $0.5 million related to certain basic research contracts unrelated to the Company's business that were transferred in March 2002 to an unrelated entity. The increase in generic drug development costs was principally attributed to increases in the number of bio-studies, materials and expenses relating to the completion of defined milestones under third-party product development agreements. These increases reflect an acceleration of the Company's product development program.

        Operating income.    Operating income increased $39.4 million to $115.3 million in 2003 from $76.0 million in 2002. The increase in operating income was the result of increased sales and gross profit, offset by increases in other selling, general and administrative and research and development expenses.

        Interest income (expense).    Net interest income was $1.1 million in 2003 compared to net interest expense of $3.0 million in 2002. A decrease in outstanding debt, primarily attributable to the elimination of $92.1 million of intercompany debt in June 2002, decreased interest expense by $3.6 million. Interest income increased by $0.6 million as a result of higher investment balances.

        Taxes on income.    Taxes on income increased $16.7 million to $46.5 million in 2003 from $29.8 million in 2002. The increase was the result of higher pre-tax income during 2003. The effective tax rate decreased to 39.9% from 40.8%, principally due to lower state and local income taxes.

        Net income.    Net income increased $26.9 million to $70.1 million in 2003 from $43.3 million in 2002 for the reasons described above.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

        Net sales.    Net sales increased 47.6% to $244.3 million in 2002 from $165.4 million in 2001. The increase in net sales is primarily attributable to sales of products that were introduced after December 31, 2001. These products include Metformin HCl, Nabumetone, Lisinopril, USP, Lisinopril/HCTZ, Tizanidine HCl, Nizatidine, USP, and a Dextroamphetamine and Amphetamine Mixed Salts product. Other factors impacting sales for the year ended December 31, 2002 include an increase in unit volumes of existing products and changes in product mix and unit prices. The change in product mix and unit prices had an unfavorable impact on the Company's net sales, principally due to a decline in both unit volume and selling prices of Fluvoxamine Maleate and a decline in unit volume of Phentermine HCl, USP. Additional competitive activity caused the decrease in Fluvoxamine Maleate unit volume and price. Phentermine HCl, USP sales in the year ended December 31, 2001 reflected an increase in unit volume from the refilling of distribution channels following a shortage of the product in the market due to the limited availability of the active pharmaceutical ingredient. Also reflected in net sales is royalty income of $3.4 million and $2.8 million for 2002 and 2001, respectively, from an exclusive product distribution and supply agreement.

        Gross profit.    Gross profit increased by $33.5 million to $125.7 million in 2002 from $92.1 million in 2001. The increase in gross profit is primarily attributed to the introduction of new products, including high volume products. Gross profit as a percentage of net sales decreased to 51.5% in 2002 from 55.7% in 2001. The decrease was primarily due to a decrease in sales and margins for Phentermine HCl, USP and Fluvoxamine Maleate in 2002, as a result of additional competitive activity. In addition, royalty income from an exclusive product distribution and supply agreement increased gross margin by 0.7% and 0.8% in 2002 and 2001, respectively. Gross profit also reflects royalty expense to Hexal AG of $3.1 million and $3.9 million in 2002 and 2001, respectively, in connection with the Company's sale of Cyclosporine, USP (Modified). The Company's gross profit margins are dependent on several factors, including product sales mix, cost, volume and competitive activity.

        Amortization of goodwill and other intangibles.    Amortization of goodwill and other intangibles decreased $3.4 million to $3.8 million in 2002 from $7.1 million in 2001. The decrease was the result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," which the Company adopted on January 1, 2002. Under SFAS No. 142, goodwill and intangibles with indefinite lives are no longer amortized, but are evaluated annually for impairment. Therefore, the Company is no longer required to amortize its goodwill and workforce intangible assets.

        Deferred stock appreciation rights compensation.    Deferred stock appreciation rights compensation was $9.8 million in 2001. There were no charges for stock appreciation rights in 2002 because the Company's Stock Appreciation Rights Plan was converted to a Stock Option Plan as of September 30, 2001.

        Other selling, general and administrative.    Other selling, general and administrative expenses increased $7.4 million to $32.7 million in 2002 from $25.3 million in 2001. As a percentage of sales, other selling, general and administrative expenses decreased 1.9% to 13.4% in 2002 from 15.3% in 2001. The increase was principally due to increases of $2.6 million in compensation costs (which included $0.8 million of deferred compensation), $3.5 million in insurance, $1.3 million in freight expenses and $1.2 million in other expenses, offset by a decrease of $1.2 million in legal expenses. The decrease in legal expenses is the net impact of a decrease in Phentermine litigation expenses of $2.8 million, offset by an increase of $1.6 million in other legal expenses, principally related to patent challenges.

        Research and development.    Research and development expenses increased $1.0 million to $13.2 million in 2002 from $12.2 million in 2001. The increase was attributable to an increase of $2.4 million related to generic drug development, offset by a decrease of $1.4 million related to certain basic research contracts unrelated to the Company's business that were transferred in March 2002 to an unrelated entity. The increase in generic drug development costs was principally due to increases in costs related to personnel, bio-studies, materials and supplies.

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

        Taxes on income.    Taxes on income increased $16.8 million to $29.8 million in 2002 from $13.0 million in 2001. The increase was the result of higher pre-tax income during 2002. The effective tax rate decreased to 40.8% from 45.2%, principally due to the elimination of non-deductible goodwill amortization in 2002.

        Net income.    Net income increased $27.5 million to $43.3 million in 2002 from $15.8 million in 2001 for the reasons described above.

Quarterly Results of Operations

        The following table presents a summary of the Company's unaudited quarterly consolidated results of operations for each of the four quarters in 2003 and 2002. The unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with the Company's audited consolidated financial statements and related notes. The Company's quarterly operating results have varied in the past, may continue to do so and are not necessarily indicative of results for any future period.

2003	First Quarter(1)	Second Quarter		Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
Net sales	$70,857	$78,681		$85,011	$94,989
Gross profit	$38,412	$41,600		$47,575	$51,324
Net income	$15,107	$18,032		$17,819	$19,177
Earnings per share(1)
Basic	$0.34	$0.41	(2)	$0.40	$0.43
Diluted	$0.33	$0.40	(2)	$0.39	$0.42
2002
Net sales	$48,198	$52,000		$75,351	$68,720
Gross profit	$23,213	$28,303		$40,270	$33,892
Net income	$6,346	$9,504		$14,183	$13,230
Earnings per share(1)
Basic	$—	$0.51		$0.33	$0.30
Diluted	$0.19	$0.25		$0.31	$0.29

(1)
The sum of earnings per share for the four quarters may not equal earnings per share for the full year due to changes in the average number of common shares outstanding.

(2)
Includes recovery of $3.5 million of legal fees or $0.05 per share.

Liquidity and Capital Resources

        Cash and cash equivalents were $43.9 million at December 31, 2003, as compared to $62.3 million at December 31, 2002. Additionally, the Company had investments in marketable debt securities of $115.3 million at December 31, 2003, as compared to $25.0 million at December 31, 2002.

        The Company's initial public offering in June 2002 generated proceeds of $139.2 million, net of offering expenses. The Company has used the proceeds from the offering as follows: (i) $66.9 million has been used to repay debt due to Hexal AG; (ii) $10.0 million has been used to repay debt incurred in connection with the acquisition of EHI; and (iii) $2.0 million has been used for general working capital purposes. At December 31, 2003, the remaining balance of $60.3 million of the proceeds was available for general corporate purposes.

        The Company has a three-year $25 million credit facility which expires on February 8, 2005. Under this facility, the Company can borrow at LIBOR plus 1.5%, the bank's prime rate or a fixed rate. The credit facility, which is for working capital purposes, had no outstanding borrowings against it at December 31, 2003 and 2002, respectively.

        Stockholders' equity increased to $328.8 million at December 31, 2003 from $258.2 million at December 31, 2002. The increase in stockholders' equity was comprised of: an increase of $2.3 million (including tax benefits) from the exercise of stock options; net earnings of $70.1 million for the year ended December 31, 2003; and amortization of deferred stock-based compensation costs of $0.4 million, offset by the net purchases of $2.2 million of treasury shares.

        In 2003, cash decreased by $18.5 million. Operations generated $91.2 million of cash, comprised of net earnings of $70.1 million, non-cash items totaling $20.3 million and a decrease in working capital of $0.7 million. The decrease in working capital resulted primarily from a decrease in prepaid expenses and other assets totaling $3.1 million and increases in accounts payable and accrued liabilities of $43.1 million. The decrease in prepaid expenses and other assets is primarily the result of a lower royalty receivable owed to the Company under a licensing arrangement. The increase in accounts payable and accrued liabilities is primarily due to an increase in customer returns, credits and allowances. Increases in accounts receivable and inventory of $31.0 million and $14.5 million, respectively, substantially offset the decreases in working capital. The increases in accounts receivable and inventory are attributed to increased sales.

        In 2002, the Company generated net cash of $44.7 million. Operations generated $30.5 million of cash, comprised of net earnings of $43.3 million, non-cash items totaling $58.9 million and an increase in working capital of $71.7 million. The increase in working capital resulted primarily from an increase in accounts receivable in 2002 of $65.2 million due to higher sales. Cash was also used to fund increases in inventory, prepaid expenses and other assets totaling $18.0 million. Inventory increased to support higher sales. The increase in prepaid expenses is the result of higher insurance premiums. Increases in accounts payable and accrued liabilities of $11.5 million partially offset the working capital increases.

        Investing activities consumed $103.5 million of cash in 2003. Approximately $90.4 million was used to purchase short-term investment grade debt instruments and $13.1 million was used for capital expenditures. The capital expenditures included primarily the purchase of equipment to support increased production in the Company's Wilson facility.

        Investing activities consumed $33.3 million of cash in 2002. Approximately $24.9 million was used to purchase short-term investment grade debt instruments with the balance of $8.4 million used for capital expenditures. The capital expenditures included primarily the purchase of equipment to support increased production and building improvements in the Company's Wilson facility.

        Financing activities consumed $6.2 million of cash in 2003. Repayment of acquisition debt and the purchase of treasury shares consumed $4.8 million and $2.6 million, respectively. Financing activities generated $1.2 million, of which $0.6 million represents cash proceeds received from employees who exercised stock options, with the remaining proceeds related to other financing activities.

        Financing activities provided cash of $47.5 million in 2002. In 2002, financing activities were impacted primarily by $139.2 million in net proceeds from the Company's initial public offering, $66.9 million in repayments on loans from Hexal AG and $25.2 million used to pay installments on the EHI acquisition note. The exercise of stock options generated $0.4 million of cash.

        The Company is involved in various product liability and patent litigation not covered by insurance. Adverse rulings in litigation related to product liability could result in the Company paying damages and expenses that could have a material adverse effect on the Company's financial performance.

        An adverse outcome in patent litigation with Novartis and Apotex involving Cyclosporin capsules could result in the Company not being able to market this product, which could materially harm its profits and cash flows and could result in the Company paying damages, costs, expenses and fees that could have a material adverse impact on its financial performance. In December 2002, the United States District Court for the District of Delaware granted the Company's motion for summary judgment of non-infringement of the patent. Novartis has appealed the judgment.

        An adverse outcome in patent litigation with Glaxo involving Bupropion Hydrochloride 100mg ER tablets could result in the Company not being able to market this product, which could materially harm its profits and cash flows and could result in the Company paying damages, costs, expenses and fees that could have a material adverse impact on its financial performance. The U.S. Court of Appeals for the Federal Circuit ruled against Glaxo in a related case with nearly identical facts, and that ruling should also be dispositive of Glaxo's claim against the Company. Glaxo has moved for rehearing of that decision and has indicated that if its application for rehearing is denied it will seek review of the decision by the Supreme Court.

        The Company does not currently have or anticipate any short-term funding requirements outside of the ordinary course of its business, and the Company does not have or anticipate any liquidity concerns. The Company's principal future cash requirements are associated with increased working capital to support future growth, capital expenditures and legal defense costs. The Company anticipates that its operating cash flows and current cash balances together with its available borrowings under its credit facility will be sufficient to meet all of its cash requirements for both the short-term and foreseeable future.

Impact of Recently Issued Accounting Standards

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments that were accounted for as equity under previous guidance, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 did not have any impact on the Company's consolidated financial statements for the year ended and at December 31, 2003.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." This interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees, including indemnifications. It requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee if that amount is reasonably estimable, and must disclose that information in its interim and annual financial statements. The provisions for initial recognition and measurement of the liability are to be applied on a prospective basis to guarantees issued or modified on or after January 1, 2003. The Company's initial adoption of this statement on January 1, 2003 did not have an impact on its results of operations, financial position, or cash flows.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation provides guidance with respect to the consolidation of certain entities, referred to as variable interest entities ("VIE"), in which an investor is subject to a majority of the risk of loss from the VIE's activities, or is entitled to receive a majority of the VIE's residual returns. This interpretation also provides guidance with respect to the disclosure of VIEs in which an investor maintains an interest, but is not required to consolidate. The provisions of the interpretation are effective immediately for all VIEs created after January 31, 2003, or in which the Company obtains an interest after that date. For VIEs created before February 1, 2003, the provisions are effective July 1, 2003. In November 2003, the Company invested $1.2 million for 50% ownership in an entity formed to provide research and product development services primarily for the Company. It has been determined that such investee is deemed a VIE that has been consolidated with the Company's financial statements. The net assets and result of operations of this entity were not material in 2003.

Off-Balance Sheet Arrangements

        None.

Contractual Obligations

	Payments due by period (amounts in thousands of dollars)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations
Capital (Finance) Lease Obligations
Operating Lease Obligations	110	38	62	10
Purchase Obligations (1)	72,560	67,660	3,500	1,400
Other Long-Term Liabilities Reflected on the Company's Balance Sheet under GAAP

Total	72,670	67,698	3,562	1,410

(1)
Purchase obligations include commitments of approximately $59 million relating to inventory items. The balance is attributable to non-inventory items, including fixed assets, research and development materials, supplies and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        The following discusses the Company's exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. The Company does not believe that its exposure to market risk is material.

        As of December 31, 2003, the Company had cash and cash equivalents of $43.9 million. Cash equivalents are interest-bearing investment grade securities, primarily short-term, highly liquid investments with maturities at the date of purchase of less than 90 days. In addition, the Company currently owns $115.3 million in publicly traded debt securities with an average maturity of approximately 165 days, which are subject to market fluctuations.

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

Item 8. Financial Statements and Supplementary Data.

        The information required to be presented by this item is presented on pages F-1 through F-26 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

        As of the end of the period covered by this report, the Company's management performed an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company's management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

        There have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        The information is incorporated herein by reference to the Company's definitive 2004 Proxy Statement.

Item 11.    Executive Compensation.

        The information is incorporated herein by reference to the Company's definitive 2004 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information is incorporated herein by reference to the Company's definitive 2004 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions.

        The information is incorporated herein by reference to the Company's definitive 2004 Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

        The information is incorporated herein by reference to the Company's definitive 2004 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)
  Documents filed as part of this Form 10-K.

          (1)   Financial Statements: See page F-1 of this Report, which includes an index to the consolidated financial statements.

          (2)   Financial Statement Schedules: None.

          (3)   Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Eon Labs, Inc. was filed as Exhibit 3.1 to the Company's June 30, 2002 Form 10-Q and is incorporated herein by reference.
3.2	Restated Bylaws of Eon Labs, Inc. was filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and is incorporated herein by reference.
4.1	Form of Stock Certificate was filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1/A (Reg. No. 333-83638), filed on May 6, 2002 and is incorporated herein by reference.
10.1	Employment Agreement by and between Eon Labs, Inc. and Bernhard Hampl, Ph.D. was filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1/A (Reg. No. 333-83638), filed on March 1, 2002 and is incorporated herein by reference.
10.2	Employment Agreement by and between Eon Labs, Inc. and William F. Holt. was filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1/A (Reg. No. 333-83638), filed on March 1, 2002 and is incorporated herein by reference.

10.3	Employment Agreement by and between Eon Labs, Inc. and Jeffrey S. Bauer, Ph.D., was filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and is incorporated herein by reference.
10.4	Technology Agreement, dated as of March 20, 2002, by and between Hexal AG and Eon Labs, Inc. was filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1/A (Reg. No. 333-83638), filed on April 5, 2002 and is incorporated herein by reference.
10.5	Credit Agreement, dated as of February 8, 2002, by and among Eon Labs, Inc., Eon Pharma, LLC and JPMorgan Chase Bank was filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1/A (Reg. No. 333-83638), filed on March 1, 2002 and is incorporated herein by reference.
10.6	Amendment to Credit Agreement, dated as of November 1, 2002, by and among Eon Labs, Inc., Eon Pharma, LLC and JPMorgan Chase Bank was filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and is incorporated herein by reference.
10.7	Amendment and Waiver to Credit Agreement, dated as of March 18, 2003, by and among Eon Labs, Inc., Eon Pharma, LLC and JPMorgan Bank was filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and is incorporated herein by reference.
10.8	Eon Labs, Inc. Stock Option Plan was filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1/A (Reg. No. 333-83638), filed on March 1, 2002 and is incorporated herein by reference.
10.9	Agreement, effective as of November 10, 2002, by and between Eon Labs, Inc. and the Drug, Chemical, Cosmetic, Plastics and Affiliated Industries Warehouse Employees Local 815, Affiliated with the International Brotherhood of Teamsters was filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and is incorporated herein by reference.
10.10	Product Royalty Agreement, dated as of March 20, 2002 between Hexal AG and Eon Labs, Inc. was filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1/A (Reg. No. 333-83638) filed on April 5, 2002 and is incorporated herein by reference.
10.11	Joint Development Agreement, dated as of March 20, 2002, between Hexal AG and Eon Labs, Inc. was filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1/A (Reg. No. 333-83638), filed on April 5, 2002 and is incorporated herein by reference.
10.12	Exclusive Distribution and Supply Agreement by and between Upsher-Smith Laboratories, Inc. and Eon Labs, Inc., dated as of December 13, 2002, was filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1/A (Reg. No. 333-83638), filed on March 1, 2002 and is incorporated herein by reference.
21.1	List of Subsidiaries was filed as Exhibit 21.1 to the Company's Registration Statement on Form S-1/A (Reg. No. 333-83638), filed on May 21, 2002 and is incorporated herein by reference.
23.1	Consent of PricewaterhouseCoopers LLP filed herewith.
  (b)
  Reports on Form 8-K during the quarter ended December 31, 2003:

        On October 23, 2003, the Company furnished a Current Report on Form 8-K reporting its financial results for the three- and nine-month periods ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EON LABS, INC.
By:	/s/ BERNHARD HAMPL Bernhard Hampl, Ph.D. President, Chief Executive Officer and Director

Date: March 15, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BERNHARD HAMPL Bernhard Hampl, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004
/s/ THOMAS STRÜNGMANN Thomas Strüngmann, Ph.D.	Chairman of the Board of Directors	March 15, 2004
/s/ WILLIAM F. HOLT William F. Holt	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2004
/s/ DAVID H. GRANSEE David H. Gransee	Controller	March 15, 2004
/s/ FRANK F. BEELITZ Frank F. Beelitz	Director	March 15, 2004
/s/ DOUGLAS M. KARP Douglas M. Karp	Director	March 15, 2004
/s/ MARK R. PATTERSON Mark R. Patterson	Director	March 15, 2004

Report of Independent Auditors

To the Board of Directors and Stockholders of Eon Labs Inc.
(formerly Eon Labs Manufacturing, Inc.):

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Eon Labs, Inc. (formerly Eon Labs Manufacturing, Inc.) and Subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 3, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002.

PricewaterhouseCoopers LLP

New York, New York
February 13, 2004

Eon Labs, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2003 and 2002

(dollars in thousands, except per share amounts)

	2003	2002
Assets
Current assets
Cash and cash equivalents	$43,852	$62,323
Investments	115,281	24,961
Accounts receivable, net	35,678	23,822
Inventories	56,441	41,946
Deferred tax assets	56,439	43,648
Prepaid expenses and other current assets	8,096	10,682

Total current assets	315,787	207,382
Property, plant and equipment, net	50,409	42,788
Goodwill and other intangible assets, net	72,941	76,701
Other assets	2,408	3,000

Total assets	$441,545	$329,871

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$13,612	$10,974
Accrued liabilities	89,226	48,785
Note payable	—	4,530

Total current liabilities	102,838	64,289
Long-term liabilities
Deferred tax liabilities	9,136	6,998
Deferred revenue	200	430
Other	591	—

Total liabilities	112,765	71,717

Commitments and contingencies (Notes 10 and 13)
Stockholders' equity
Common stock, par value $.01 per share; 70,000,000 shares authorized; 44,361,912 and 44,077,282 shares issued; 44,299, 812 and 44,077,282 shares outstanding at December 31, 2003 and 2002, respectively	444	441
Preferred stock, par value $.01 per share; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	194,951	192,662
Retained earnings	135,774	65,639
Accumulated other comprehensive income	5	44

	331,174	258,786
Less: Unearned deferred stock-based compensation	(184)	(632)
Treasury stock at cost; 62,100 shares at December 31, 2003	(2,210)	—

Total stockholders' equity	328,780	258,154

Total liabilities and stockholders' equity	$441,545	$329,871

The accompanying notes are an integral part of these consolidated financial statements.

Eon Labs, Inc. and Subsidiaries

Consolidated Statements of Income

For the years ended December 31, 2003, 2002 and 2001

(dollars in thousands, except per share amounts)

	2003	2002	2001
Net sales	$329,538	$244,269	$165,443
Cost of sales	150,627	118,591	73,312

Gross profit	178,911	125,678	92,131

Operating expenses
Selling, general and administrative:
Amortization of goodwill and other intangibles	3,760	3,760	7,120
Deferred stock appreciation rights compensation	—	—	9,837
Other selling, general and administrative	37,296	32,706	25,322
Research and development	22,510	13,239	12,224

Total operating expenses	63,566	49,705	54,503

Operating income	115,345	75,973	37,628

Other income and expense
Interest income	1,411	854	462
Interest expense	(300)	(3,857)	(9,318)
Other income, net	228	113	44

Total other income (expense)	1,339	(2,890)	(8,812)

Income before income taxes	116,684	73,083	28,816
Provision for income taxes	46,549	29,820	13,025

Net income	$70,135	$43,263	$15,791

Net income per common share
Basic	$1.59	$1.62	$—

Diluted	$1.55	$1.06	$.49

Weighted average common shares outstanding
Basic	44,239,971	26,630,789	—

Diluted	45,260,293	40,648,533	32,130,729

The accompanying notes are an integral part of these consolidated financial statements.

Eon Labs, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the years ended December 31, 2003, 2002 and 2001

(dollars in thousands)

	Number of Shares Series A Convertible Preferred Stock	Series A Convertible Preferred Stock	Number of Shares Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance, January 1, 2001	30,000,000	$300	—	$—	$5,010	$6,585	$—	$—	$—	$11,895
Conversion from stock appreciation rights plan to stock option plan					21,091		(2,134)			18,957
Amortization of unearned deferred stock-based compensation							348			348
Net income						15,791				15,791

Balance, December 31, 2001	30,000,000	300	—	—	26,101	22,376	(1,786)	—	—	46,991
Stock conversion	(30,000,000)	(300)	30,000,000	300
Amortization of unearned deferred stock-based compensation							1,154			1,154
Shares issued under initial public offering			10,200,813	102	139,135					139,237
Conversion of debt to equity			1,678,561	17	25,161					25,178
Warrants exercised			1,680,528	17	(17)					—
Shares issued under stock option plan, including tax benefit from exercise of non-qualified options of $1,904			517,380	5	2,282					2,287
Net income						43,263				43,263
Unrealized gains on available-for-sale securities								44	—	44

Comprehensive Income										43,307

Balance, December 31, 2002	—		$44,077,282	$441	$192,662	$65,639	$(632)	$44	$—	$258,154

Amortization of unearned deferred stock-based compensation							448			448
Shares issued under stock option plan, including tax benefit from exercise of non-qualified options of $2,110			284,630	3	2,675					2,678
Common stock acquired for treasury			(72,500)						(2,596)	(2,596)
Treasury shares reissued in connection with stock options exercised			10,400		(386)				386	—
Net income						70,135				70,135
Unrealized losses on available-for-sale securities								(39)	—	(39)

Comprehensive Income										70,096

Balance, December 31, 2003	—		$44,299,812	$444	$194,951	$135,774	$(184)	$5	$(2,210)	$328,780

The accompanying notes are an integral part of these consolidated financial statements.

Eon Labs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2003, 2002 and 2001

(dollars in thousands)

	2003	2002	2001
Cash flows from operating activities
Net income	$70,135	$43,263	$15,791
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for accounts receivable allowances	19,146	68,628	(9,446)
Depreciation and amortization	9,228	7,899	10,495
Deferred income taxes	(10,653)	(24,064)	(9,140)
Deferred compensation	448	1,154	10,185
Amortization of deferred revenue	(230)	(230)	(215)
Amortization of discount on note payable	269	1,149	2,646
Interest paid in-kind	—	2,463	6,553
Tax benefit from exercises of stock options	2,110	1,904	—
Changes in assets and liabilities:
Accounts receivable	(31,002)	(65,160)	11,773
Inventories	(14,495)	(10,754)	(12,620)
Prepaid expenses and other current assets	2,527	(5,116)	(1,963)
Other assets	592	(2,126)	(423)
Accounts payable	2,638	544	3,204
Accrued liabilities	40,468	10,918	5,061
Deferred revenue	—	—	325

Net cash provided by operating activities	91,181	30,472	32,226

Cash flows from investing activities
Capital expenditures	(13,089)	(8,431)	(4,275)
Purchases of investments	(90,386)	(24,888)	—

Net cash used in investing activities	(103,475)	(33,319)	(4,275)

Cash flows from financing activities
Payments on note	(4,799)	(25,201)	(10,000)
Other	591	—	—
Decrease in loans payable to Hexal AG	—	(66,942)	(7,500)
Decrease in restricted cash	59	69	795
Proceeds from initial public offering of common stock	—	139,237	—
Purchase of treasury shares, at cost	(2,596)	—	—
Proceeds from exercises of stock options	568	383	—

Net cash (used in) provided by financing activities	(6,177)	47,546	(16,705)

Net (decrease) increase in cash and cash equivalents	(18,471)	44,699	11,246
Cash and cash equivalents at beginning of year	62,323	17,624	6,378

Cash and cash equivalents at end of year	$43,852	$62,323	$17,624

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	$300	$11,173	$899
Income taxes	52,577	56,379	23,642

See Note 16 for other supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

Eon Labs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

1.    Nature of Operations

        Eon Labs, Inc. (formerly Eon Labs Manufacturing, Inc.) and Subsidiaries (the "Company") is a generic pharmaceutical company engaged in the development, licensing, manufacturing, selling and distribution of a broad range of prescription pharmaceutical products primarily in the United States. The Company's products are sold primarily to drug wholesalers, national drug chains and mail order accounts, as well as large HMOs. The Company operates in one business reporting segment.

2.    Basis of Presentation

        The consolidated financial statements of the Company include the accounts of Eon Labs, Inc., its wholly-owned subsidiaries, and an investment in a variable interest entitiy. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Investments

        The Company invests in publicly traded debt securities which are categorized as securities available-for-sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded to stockholders' equity. The market value of such securities exceeded book value by $7 and $73 at December 31, 2003 and 2002, respectively. Accordingly, net income was decreased by $39 resulting in comprehensive income of $70,096 for the year ended December 31, 2003. For the year ended December 31, 2002, net income was increased by $44 resulting in comprehensive income of $43,307.

Inventories

        Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

Property, Plant and Equipment

        Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets. Useful lives of property, plant and equipment are as follows: building and improvements—25 years and machinery and equipment—5 to 7 years. Expenditures for repairs and maintenance are expensed as incurred; expenditures for major renewals and betterments are capitalized. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and a gain or loss on disposition is reflected in current operations. Property, plant and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined using current market prices or anticipated cash flows discounted at a rate commensurate with the risks involved. Management does not believe that there are any impairments in property, plant and equipment at December 31, 2003.

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

Concentration of Credit Risk

        Financial instruments which potentially subject the Company to concentration of credit risk consist of cash deposits, investments (publicly traded debt securities) and accounts receivable.

        The Company performs periodic credit evaluations of its customers' financial condition and, generally, requires no collateral. The Company believes it partially mitigates its risk with respect to accounts receivable by purchasing credit insurance in varying amounts on its larger customers. For the year ended December 31, 2003, sales to customers individually accounting for more than 10% of total net sales were approximately 28.3% and 14.7%. For the year ended December 31, 2002, sales to customers individually accounting for more than 10% of total net sales were approximately 32.2% and 14.8%. For the year ended December 31, 2001, sales to customers individually accounting for more than 10% of total net sales were approximately 12.3%, 12.2% and 11.5%. The Company's customers with balances of more than 10% of net accounts receivable represented approximately 56% of total accounts receivable at December 31, 2003.

Reliance on Suppliers

        Some materials used in the Company's manufactured products are currently available only from one or a limited number of suppliers. Even when more than one supplier for a product exists, the Company at times has listed only one supplier in the Company's Abbreviated New Drug Application ("ANDA") for some products. This includes products that have historically accounted for a significant portion of the Company's revenues. In the event an existing supplier named in the Company's ANDA application for a product should lose its regulatory status as an acceptable source, the Company would attempt to locate a qualified alternative; however, the Company may be unable to obtain the required components or products on a timely basis or at commercially reasonable prices. Additionally, any change in a supplier not previously approved in the Company's abbreviated new drug application must then be submitted through a formal approval process with the Food and Drug Administration.

Revenue Recognition

        Sales are recognized when the products are received by the customer, which represents the point when the risks and rewards of ownership are transferred to the customer. Discounts, rebates and contract pricing adjustments are recorded as a reduction of sales based on agreed upon terms with the Company's customers at the time of sale. The Company calculates a reserve for discounts and rebates based upon actual sales under such arrangements. Reserves for contract pricing adjustments represent the difference between the prices wholesalers are billed by the Company and the contract prices billed by wholesalers to their customers. In determining a reserve for contract pricing adjustments, the Company takes into account an estimate of the percentage of product sales subject to such pricing adjustments based on historical trends. Historical trends are adjusted for new product introductions and changes in wholesaler or contract prices.

        Included in net sales in 2003, 2002 and 2001 is royalty income of $0.3 million, $3.4 million and $2.8 million, respectively.

        Accounts receivable is presented net of allowances for discounts, rebates, contract pricing adjustments and doubtful accounts, which were $94.7 million and $75.5 million at December 31, 2003 and 2002, respectively.

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

Advertising

        Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2003, 2002 and 2001 were approximately $0.6 million, $0.5 million and $0.4 million, respectively.

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

Long-Lived Assets

        The Company accounts for the carrying values of long-lived assets and certain identifiable intangible assets by evaluating the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Management does not believe there are any impairments in long-lived assets at December 31, 2003.

Stock-Based Compensation

        The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 allows companies which have stock-based compensation arrangements with employees to adopt a new fair-value basis of accounting for stock options and other equity instruments, or to continue to apply the existing accounting required by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock

Issued to Employees." The Company intends to continue to account for stock-based compensation arrangements under APB Opinion No. 25. Compensation cost is measured based on the change in the value of the stock appreciation rights award and is recognized over the service period, which is usually the vesting period. Changes in the amount of the related liability due to fair value changes in the stock price after the service period are compensation cost of the period in which the change occurs. The Company has also adopted the disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compenstaion -Transition and Disclosure." This pronouncement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The additional required disclosure is found in footnote 11.

Stock Repurchase Program

        In April 2003, the Company's Board of Directors approved the repurchase of up to 300,000 shares of the Company's common stock over the next twelve months. In July 2003, the Company adopted a plan to repurchase up to 125,000 shares through December 31, 2003. In February 2004, the Company adopted a plan to repurchase up to 93,750 shares through March 31, 2004. Depending on market conditions, the Company also expects to conduct purchases in the open market and in privately negotiated transactions from time to time during its normal trading window and may enter into future plans to repurchase shares. The repurchased shares have been accounted for as treasury shares and will be used to offset potential dilution from the exercise of outstanding stock options.

Net Income Per Common Share

        Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of stock options, warrants, and the conversion of preferred stock. Details of the calculations are as follows:

	Years Ended December 31,
	2003	2002	2001
Net income per share—basic:
Net income	$70,135	$43,263	$15,791

Weighted average shares—basic	44,239,971	26,630,789	—

Net income per share—basic	$1.59	$1.62	$—

Net income per share—diluted:
Net income	$70,135	$43,263	$15,791

Weighted average shares outstanding—basic	44,239,971	26,630,789	—
Effect of preferred stock prior to conversion	—	11,671,233	30,000,000
Effect of warrants prior to conversion	—	653,794	1,680,528
Dilutive effect of stock options	1,020,322	1,692,717	450,201

Weighted average shares—diluted	45,260,293	40,648,533	32,130,729

Net income per share—diluted	$1.55	$1.06	$0.49

Shipping and Handling Costs

        The Company classifies shipping and handling costs as part of selling, general and administrative expenses. Shipping and handling costs were $4.7 million, $3.2 million and $1.8 million in 2003, 2002 and 2001, respectively.

Goodwill and Intangibles

        In 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 modifies the accounting and reporting for acquired intangible assets at the time of acquisition and in subsequent periods. Intangible assets, which have finite lives, must be amortized over their estimated useful life. Intangible assets with indefinite lives will not be amortized, but evaluated annually for impairment. The Company has completed its impairment assessment and determined that there is no impairment of goodwill or identifiable intangibles upon initial adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The value of the Company's existing products is an intangible asset with a finite life that is being amortized over 10 years. The Company's goodwill and workforce intangibles were amortized over 15 and 5 year lives, respectively, through December 31, 2001. Had this pronouncement been retroactively applied, net income and diluted earnings per share would have increased by approximately $3.2 million and $0.10 per share, respectively, in 2001. In 2002, the Company transferred the net book value of its workforce intangible of $1.1 million to goodwill, resulting in goodwill of $47.0 million. The recorded amount of the existing products intangible of $37.6 million, before accumulated amortization of $11.6 million as of December 31, 2003, will be amortized through 2010 with annual charges of $3.8 million.

Eon Labs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

New Accounting Pronouncements

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 did not have any impact on the Company's consolidated financial statements as of and for the year ended December 31, 2003.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." This interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees, including indemnifications. It requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee if that amount is reasonably estimable, and must disclose that information in its interim and annual financial statements. The provisions for initial recognition and measurement of the liability are to be applied on a prospective basis to guarantees issued or modified on or after January 1, 2003. The Company's initial adoption of this statement on January 1, 2003 did not have an impact on its results of operations, financial position, or cash flows.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation provides guidance with respect to the consolidation of certain entities, referred to as variable interest entities ("VIE"), in which an investor is subject to a majority of the risk of loss from the VIE's activities, or is entitled to receive a majority of the VIE's residual returns. This interpretation also provides guidance with respect to the disclosure of VIEs in which an investor maintains an interest, but is not required to consolidate. The provisions of the interpretation are effective immediately for all VIEs created after January 31, 2003, or in which the Company obtains an interest after that date. For VIEs created before February 1, 2003, the provisions are effective July 1, 2003. In November 2003, the Company invested $1.2 million for 50% ownership in an entity formed to provide research and development services for the Company as well as third parties. It has been determined that such investee is deemed a VIE, which has been consolidated in the Company's financial statements. The net assets and result of operations of this entity were not significant to the Company in 2003.

Reclassifications

        Certain prior year amounts have been reclassified to conform to current year presentation.

4.    Inventories

        Inventories consist of the following:

	December 31,
	2003	2002
Raw material	$24,745	$19,937
Work-in-process	7,529	9,655
Finished goods	24,167	12,354

	$56,441	$41,946

5.    Property, Plant and Equipment

        Property, plant and equipment consists of the following:

	December 31,
	2003	2002
Land	$2,711	$2,711
Buildings and improvements	28,747	27,812
Machinery and equipment	41,622	29,524

	73,080	60,047
Less accumulated depreciation	22,671	17,259

	$50,409	$42,788

        Depreciation expense was $5.5 million, $4.1 million and $3.4 million in 2003, 2002, and 2001, respectively.

6.    Goodwill and Other Intangible Assets

        Intangible assets consist of the following components:

	December 31,
	2003	2002
Value of existing products	$37,600	$37,600
Less accumulated amortization	(11,593)	(7,833)

Value of existing products, net	26,007	29,767
Goodwill	46,934	46,934

	$72,941	$76,701

        Amortization expense was $3.8 million, $3.8 million and $7.1 million in 2003, 2002 and 2001, respectively.

7.    Income Taxes

        The provision for income taxes consists of the following:

	Years ended December 31,
	2003	2002	2001
Current:
Federal	$48,607	$46,224	$19,266
State and local	8,595	7,660	3,302
Deferred:
Federal	(10,201)	(20,614)	(8,146)
State and local	(452)	(3,450)	(1,397)

	$46,549	$29,820	$13,025

        Reconciliations between the statutory federal income tax rate and the Company's effective income tax rate are as follows:

	Years Ended December 31,
	2003	2002	2001
Federal income tax statutory rates	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	4.8%	5.0%	6.0%
Non-deductible goodwill amortization	—	—	4.2%
Other	0.1%	0.8%	—

	39.9%	40.8	45.2%

        The components of the net deferred tax assets are as follows:

	December 31,
	2003	2002
Current deferred tax assets:
Inventory capitalization and provisions	$2,169	$1,363
Provision for sales allowances and returns	53,013	40,475
Start-up costs	591	606
Prepaid insurance	(1,481)	(1,106)
Reserve for Medicaid rebates	1,563	1,622
Other assets	877	252
Other liabilities, not currently deductible	298	1,042

	57,030	44,254
Less valuation allowance	(591)	(606)

Deferred tax assets	56,439	43,648

Non-current deferred tax liabilities
Property, plant and equipment	(3,566)	(639)
Deferred compensation	4,782	5,946
Step-up of fixed assets	(751)	(864)
Step-up of intangibles	(10,586)	(12,361)
Original issue discount on notes payable	—	(80)
State tax credits	961	804
Other noncurrent assets	24	196

Deferred tax liabilities	(9,136)	(6,998)

Net deferred tax assets	$47,303	$36,650

        The Company has not recorded a potential deferred tax asset of $10 million representing the benefit of net operating losses of EHI, which may be available for use by the Company on a consolidated basis. This benefit is pending approval by taxing authorities. Upon approval, such amounts will be recorded as a deferred tax asset with an offsetting reduction to goodwill.

8.    Notes Payable

        In December 2000, in connection with the acquisition of EHI by HPI (see Note 2), the Company recorded a $50 million non-interest bearing note payable issued by HPI to the sellers at its estimated present value of $44 million.

        The $50 million note (the "Note") provided for installment payments as follows: $10 million on December 8, 2000, $10 million on December 5, 2001, $10 million on September 30, 2002, $10 million on September 30, 2003 and $10 million on December 31, 2003. A payment of $10 million was made to the sellers pursuant to the terms of the Note on December 8, 2000 and December 5, 2001. The Note provided for prepayments to be applied against the last installment or installments in the event the Company's earnings before interest, taxes, depreciation and amortization (EBITDA), as defined, exceed

$20 million in calendar years 2002 and 2001. If EBITDA exceeds $20 million in either calendar year, then a prepayment was required on the Note equal to 50% of the amount in excess of $20 million for such calendar year. In no event were the aggregate prepayments required by such calculations to exceed $20 million. In March 2002, the Company made a payment with respect to the Note of $15.2 million. At December 31, 2002, the remaining balance of $4.8 million, net of $0.3 million of unamortized debt discounts is shown in the balance sheet caption "Note payable." The Company paid the remaining $4.8 million note balance in March 2003.

        In connection with the December 2000 acquisition of EHI, the Company borrowed $60 million from Hexal AG, at a fixed rate of 8.75%. In addition, Hexal AG also provided advances to the Company and had allowed interest to accrue. Further, the Company had outstanding borrowings of $16,874 under a $20 million loan agreement with Hexal AG. Interest on advances was calculated at LIBOR (as defined) plus 1.25%. In May 2002, following the closing of the Company's initial public offering, debt of $25,178 due to Hexal AG was converted into 1,678,561 shares of common stock and debt of $66,942 due to Hexal AG was paid with the proceeds of the offering. The payment and stock conversion totaling $92,120 fully paid the balance due at March 31, 2002 which was comprised of the two notes payable of $60,000 and $16,874, plus an additional intercompany payable of $15,246.

        In December 2000, Hexal AG, HPI and EHI entered into a loan agreement with several lenders, including Bayerische Hypo-Und Vereinsbank AG as agent for the lenders, under which Hexal AG was permitted to borrow up to an aggregate of $40 million. In connection with that loan agreement, HPI and EHI each entered into a guarantee agreement and a pledge and security agreement pursuant to which each of HPI and EHI, each of which was a wholly owned subsidiary of Hexal AG at that time, guaranteed payment when due under the loan agreement. Pursuant to the pledge and security agreement entered into by HPI, HPI pledged all of the capital stock of Eon Labs, Inc. and EHI owned by it as collateral for such guarantee. Pursuant to the pledge and security agreement entered into by EHI, EHI pledged all of the capital stock of Eon Labs, Inc. owned by it as collateral for such guarantee. In June 2002, all outstanding amounts under the loan agreement were repaid and the loan agreement and the pledge and security agreements were terminated.

        On December 6, 2000, the Company entered into an unsecured loan agreement with Hexal AG that provided loans to the Company up to a maximum amount of $8 million. Either party could terminate the Agreement upon three months notice. Interest on advances was calculated based on the LIBOR rate in effect on December 30 of the preceding year plus 1.75%. On December 8 and December 11, 2000, the Company borrowed $3 million and $4.5 million, respectively, which was paid in 2001. This agreement has been terminated.

9.    Accrued Liabilities

        Accrued liabilities include the following:

	December 31,
	2003	2002
Payroll, vacation and related costs	$3,980	$3,065
Income taxes payable	2,056	375
Liabilities for customer returns, credits and other allowances	73,584	36,960
Accrued legal costs	3,289	1,495
Other liabilities	6,317	6,890

	$89,226	$48,785

10.    Commitments and Contingencies

Lease Commitments

        The Company has obligations under various non-cancelable operating leases for certain automobiles and office equipment that have terms in excess of one year. Minimum lease payments for years 2004 through 2007 are $38, $33, $29 and $10, respectively. For the years ended December 31, 2003, 2002 and 2001, expenses under operating leases were approximately $41, $37 and $45, respectively.

Other Commitments

        The Company has open purchase orders as of December 31, 2003 of approximately $67 million, including approximately $59 million relating to inventory. The balance is attributable to non-inventory items, including fixed assets, research and development materials, supplies and services.

        The Company has agreed to purchase research and development services from its consolidated variable interest entity of approximately $1.1 million, $1.6 million, $1.9 million, $1.9 million, and $1.4 million, in each of the years 2004 through 2008, respectively. The Company paid this entity $0.7 million for such services in 2003. In addition, third-party shareholders of this entity have the right to require the Company to purchase their shares after November 2007 based on a formula as provided for in the Shareholder Agreement.

Line of Credit

        On February 8, 2002, the Company entered into a three-year $25 million credit agreement, which is collateralized by accounts receivable and inventory. Interest on any borrowing under the line will accrue at the rate of interest equal to either the adjusted LIBOR rate plus 1.5%, the prime rate or the fixed rate (as set by the bank). The rate will depend upon the terms of the selected borrowings. The agreement has covenants which require the maintenance of certain financial ratios including leverage, consolidated debt and asset coverage, as defined. At December 31, 2003 and 2002, there were no outstanding borrowings under the line of credit.

Medicaid Rebates

        The Omnibus Budget Reconciliation Act of 1990, effective January 1, 1991, requires drug companies to enter into a rebate agreement with the Health Care Financing Administration of the Federal government. The rebate agreement states that drug companies must pay rebates to states for drugs (prescription, non-prescription or biological products) sold to Medicaid recipients. At December 31, 2003 and 2002, $4.0 million and $4.1 million, respectively, are included in accrued liabilities as the estimated liability for Medicaid rebates.

        The Attorneys General in at least six states sent letters to numerous pharmaceutical manufacturers during December 2003 instructing them to maintain all records relating to their reporting of pricing information under the Medicaid Drug Rebate Statute. The letters state that the document retention demand is in furtherance of an ongoing investigation of the manufacturers' compliance with Medicaid drug rebate program requirements. The Company received letters from some, but not all, of the states believed to be involved. The Company believes these letters may have been motivated, at least in part, by a federal regulation published in August 2003 that, effective January 1, 2004, would have limited the document retention provisions under the federal Medicaid Drug Rebate Statute to three years unless the records are the subject of an audit or a government investigation of which the manufacturer is aware. That regulation was amended, effective January 6, 2004, to substitute a ten-year record retention requirement. The Company has not received any subpoenas, informal document requests, or any other communications from federal or state enforcement authorities that suggest an investigation of its Medicaid drug rebate reporting practices is under way. The Company believes it operates in compliance with the requirements of the Medicaid Drug Rebate Statute.

State Medicaid Claims

        EHI purchased Major Pharmaceuticals, Inc. ("Major"), a distributor of drug products in 1991 and sold Major in 1995. At the time of the sale, EHI established an escrow account to cover any Medicaid drug rebate liabilities incurred by Major prior to the sale.

        As of December 31, 2003, the recorded liability for such claims is $883, which management believes is adequate to resolve such matters. The Company has approximately $749 as of December 31, 2003, in an escrow account to fund any such claims.

11.    Employee Benefit Plans

Savings Incentive Plan

        The Company has a defined contribution Savings Incentive Plan (the "Savings Plan") which is offered to all eligible employees and is qualified under Section 401(k) of the Internal Revenue Code. Employees are eligible for participation at the start of any calendar quarter, provided the employee has attained 21 years of age. The Savings Plan provides an employer matching contribution which will begin at the start of the quarter coincident with or next following the one year anniversary of the participant's hire date in an amount as defined in the Savings Plan. The Savings Plan provides for matching contributions equal to 50% of the participant's contribution, to the extent that the participant's contributions do not exceed 6% of their compensation. The cash contributions to the Savings Plan in 2003, 2002, and 2001 were $235, $173 and $145, respectively.

Stock Appreciation Rights Plan

        In June 1996, the Board of Directors adopted the Eon Labs, Inc. Stock Appreciation Rights Plan (the "Plan"), which provided for the issuance of up to 75,000 stock appreciation rights ("SARs") to employees, directors and consultants who were in a position to materially contribute to the long-term success of the Company. Upon exercise of any SAR, the grantee was entitled to receive an amount equal to the excess of (i) the fair market value (FMV) of one share of common stock on the last day of the Company's fiscal year immediately prior to such exercise, over (ii) the base value established upon the grant of such SAR.

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

        Unless otherwise determined by the Board, the grants vested and became exercisable at the rate of 20% per year subject to the satisfaction of any performance goals with respect to such year, provided that the grantee remained an employee, director or consultant through the end of such year. Generally, once vested, SARs remained exercisable until the earlier of the termination of the grantee's employment or the tenth anniversary of the date the SAR is granted. The Company had the right, but not the obligation, to purchase from a grantee any or all shares of common stock acquired by a grantee upon the exercise of SARs at the FMV of such shares. SARs vested at the rate of 20% per year and vesting was not subject to the satisfaction of performance goals.

        A summary of the Company's stock appreciation rights is as follows:

	Nine months ended September 30, 2001
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	66,875	$34.49
Granted	—	—
Exercised	(1,345)	14.58
Forfeited	(485)	54.85

Outstanding at end of period	65,045	$34.75

Exercisable at end of period	47,433	$28.06

        Stock appreciation rights costs of $9.8 million were recognized in 2001.

Stock Option Plan

        Effective September 30, 2001, the Company converted its SAR plan to a stock option plan (the "2001 Stock Option Plan") pursuant to provisions for such conversion in the SAR plan. In connection with the conversion, each outstanding SAR was converted into an option to purchase one share of common stock at an exercise price equal to the original base value of the SAR at date of grant.

        As of the conversion date, the Company classified deferred compensation of $18,957 as additional paid-in capital. For option awards not fully vested as of September 30, 2001, the remaining unrecorded deferred compensation expense of $2,134 will be recognized over the remaining vesting period. The Company has amortized an additional $448, $1,154 and $348 of deferred compensation into expense for the years ended December 31, 2003, 2002 and 2001, respectively.

        The 2001 Stock Option Plan provides for the granting of up to 3,000,000 options to purchase common stock, of which 28,600 are available for future grants at December 31, 2003. At the Company's Annual Meeting of Stockholders held on May 15, 2003, the Company's 2003 Stock Incentive Plan (the "2003 Stock Incentive Plan") was approved by the stockholders, making available the issuance of a maximum of 1,000,000 shares of common stock, provided that no more than 200,000 shares of common stock be issued to any one person pursuant to awards of options or stock appreciation rights during any one year. At December 31, 2003, there were no options granted under the 2003 Stock Incentive Plan. Stock options granted under the plans are exercisable for up to ten years following the date of grant. Vesting provisions are determined by the Compensation Committee of the Board of Directors.

        A summary of the Company's stock options is as follows:

	Year ended December 31, 2003				Year ended December 31, 2001
			Year ended December 31, 2002
		Weighted Average Exercise Price				Weighted Average Exercise Price
	Shares		Shares	Weighted Average Exercise Price	Shares
Balance at beginning of year	1,931,120	$5.81	1,951,350	$1.16	—	$—
SARs converted to options on October 1, 2001	—	—	—	—	65,045	34.75
Effect of stock split	—	—	—	—	1,886,305	1.16
Exercised	(295,030)	1.93	(517,380)	.74	—	—
Forfeited or cancelled	(37,600)	12.17	(15,000)	18.25	—	—
Granted	560,500	35.09	512,150	18.78	—	—

Outstanding at end of year	2,158,990	$13.83	1,931,120	$5.81	1,951,350	$1.16

Exercisable at end of year	1,111,350	$2.58	1,200,030	$1.16	1,449,390	$.93

        The following table summarizes options outstanding and exercisable at December 31, 2003:

Exercise Prices	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.23	236,500	7.75	$0.23	236,500	$0.23
$1.20	461,250	7.75	$1.20	461,250	$1.20
$2.10	440,720	7.75	$2.10	330,500	$2.10
$18.25	350,820	8.50	$18.25	61,900	$18.25
$20.67	109,200	8.82	$20.67	21,200	$20.67
$35.01	550,500	9.68	$35.01	—	$—
$39.68	10,000	9.79	$39.68	—	$—

	2,158,990		$13.83	1,111,350	$2.58

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

        The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions:

	2003	2002	2001
Dividend yield	0%	0%	0%
Volatility	45%	45%	0%
Risk-free interest rate	3.0% to 4.0%	3.0% to 4.0%	2.3% to 3.7%
Expected life	1 to 5 years	1 to 5 years	1 to 4 years

        A reconciliation of the Company's net income to pro forma net income and the related pro forma earnings per share amounts, for the years ended December 31, 2003 and 2002, is provided below. For purposes of pro forma disclosure, stock-based compensation expense is recognized in accordance with the provisions of SFAS No. 123.

	2003	2002	2001
Net income, as reported	$70,135	$43,263	$15,791
Adjustment to net income for pro forma stock-based compensation expense, net of related tax effect	(823)	(225)	(4)

Pro forma net income	$69,312	$43,038	$15,787

As reported net earnings per share:
Basic	$1.59	$1.62	$—
Diluted	$1.55	$1.06	$0.49
Pro forma net earnings per share:
Basic	$1.57	$1.62	$—
Diluted	$1.53	$1.06	$0.49

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

Initial Public Offering and Stockholders' Equity

        In June 2002, the Company completed its initial public offering of common stock, which resulted in net proceeds of $139,236 and the issuance of 10,200,813 shares of common stock. Upon the consummation of the Company's initial public offering, all of the previously outstanding shares of the Company's preferred stock were converted into 30,000,000 shares of common stock and warrants were exercised, resulting in the issuance of 1,680,528 shares of common stock. Immediately following the closing of the Company's initial public offering, debt of $25,178 due to Hexal AG was converted into 1,678,561 shares of common stock and debt of $66,942 due to Hexal AG was paid with the proceeds of the offering.

13.    Litigation and Contingencies

Product Liability Litigation

  Fen-phen Litigation

        Since May 1997, the Company and certain of its customers have been named as defendants in numerous product liability lawsuits, some of which are class actions, filed in various state and federal courts in connection with its manufacture of Phentermine Hydrochloride. These lawsuits typically name as a defendant Wyeth (formerly American Home Products Corporation), the manufacturer of two anti-obesity drugs, Fenfluramine and Dexfenfluramine, and also name manufacturers, distributors and retailers of Phentermine. Fenfluramine and Phentermine were prescribed in combination in an off-label use commonly called "fen-phen," while Dexfenfluramine was generally prescribed alone, but occasionally in combination with Phentermine. In September 1997, the manufacturer of Fenfluramine and Dexfenfluramine agreed with the Food and Drug Administration ("FDA") to voluntarily withdraw both products from the market. The FDA has not requested that Phentermine be withdrawn from the market.

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

        As of December 31, 2003, the Company had been named and served in approximately 7,040 fen-phen product liability cases. More than 89% of these cases have been dismissed. Since the beginning of the fen-phen litigation, only one case has gone to trial with the Company and its distributors as defendants. In that case, the Company and all the Phentermine defendants, including other Phentermine manufacturers and distributors, were dismissed on motion before the presentation of any evidence.

        While the number of lawsuits being filed has decreased substantially, the Company expects additional, similar lawsuits to be filed. The Company and its outside counsel believe that the Company has substantial defenses to these claims, though the ultimate outcome cannot be determined. As of December 31, 2003, there had been no finding of liability for fen-phen injury against the Company and no payment by the Company to settle any combination-related fen-phen lawsuit.

  Phentermine Litigation

        The Company has been named as a defendant in several cases in which the plaintiff alleges injury from the use of Phentermine alone, and in one instance the Company was named as a third-party defendant in a medical malpractice case in which negligent prescription of Phentermine was alleged. A number of these claims have been dismissed in the Company's favor, and as of December 31, 2003 only one such claim remained pending.

        Because discovery has not been completed in this pending case, predicting the ultimate outcome of this action is not possible, and no provision for any liability has been reflected in the Company's financial statements. The Company believes it has substantial defenses to this claim.

        Net sales of Phentermine by the Company for the years 2003, 2002 and 2001 were $11 million, $20 million and $38 million, respectively.

  Defense/Indemnity Issues Related to Fen-phen and Phentermine Litigation

        In or about April 2000, the Company exhausted its product liability insurance covering all combination-related Phentermine lawsuits and any non-combination Phentermine lawsuits resulting from claims regarding the ingestion of Phentermine prior to June 1998. Since that time, the Company has funded its own defense in such lawsuits. However, pursuant to an October 1999 settlement with an insurance carrier, the Company has made insurance coverage claims for fen-phen claims filed on or after June 22, 2003 which allege fen-phen use prior to June 1998. The Company has reached an agreement in principle with its insurer regarding these insurance claims that, if completed, will defray the future cost of the Company's fen-phen defense by approximately $1,400. Additionally, the Company has reached agreements under which the Company will fund or partially fund the defense of certain of its distributors, and to indemnify them provided certain conditions are met. Further, the Company has reached favorable defense/indemnity agreements with several retailers of Company Phentermine. Fen-phen and Phentermine litigation defense costs, and the costs of related defense agreements, are being expensed as incurred.

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

        To date, the Company has been named in five lawsuits alleging injury or wrongful death from the use of Company-manufactured pharmaceuticals containing PPA. As of December 31, 2003, all but two PPA cases against the Company had been dismissed or discontinued. Discovery in these lawsuits is incomplete, and predicting the ultimate outcome of these actions is not possible. The Company believes its product liability insurance is adequate to cover existing PPA claims and, consequently, no provision for any liability has been reflected in the Company's financial statements.

Patent Infringement Litigation

        On August 30, 2000, Novartis Pharmaceuticals Corporation ("Novartis") filed a complaint in the United States District Court for the District of Delaware alleging, among other things, that the Company's generic Cyclosporine product infringes a patent owned by Novartis. An adverse outcome in patent litigation with Novartis involving Cyclosporine capsules could result in the Company being unable to market this product which would materially harm its profits and cash flows and could result in the Company paying damages, cost, expenses, and fees that could have a material adverse impact on its financial performance. The Company's potential liability and expenses in this matter are not covered by insurance. In December 2002, the United States District Court for the District of Delaware granted the Company's motion for summary judgment of non-infringement of the patent. Novartis has appealed the judgment to the United States Court of Appeals for the Federal Circuit. The appeal was argued in November 2003 and the Company is currently awaiting the court's decision. The ultimate outcome of this lawsuit cannot be determined at this time.

        In January 2001, Apotex, Inc. ("Apotex") filed an action in the United States District Court for the Eastern District of New York alleging that by manufacturing, selling and offering to sell Cyclosporine capsules the Company is infringing a patent of which Apotex alleges it is the exclusive licensee. Apotex seeks injunctive relief as well as an unspecified amount of damages and has also asserted a claim that the alleged infringement was willful, that the case is therefore exceptional and that Apotex should therefore be awarded the attorney fees it has incurred and treble damages in the action. The Company's potential liability and expenses in this matter are not covered by insurance. An adverse outcome in this litigation could result in the Company being unable to market Cyclosporine, which could materially harm profits and cash flows, and could result in paying damages, costs, expenses and fees that could have a material adverse impact on the Company's financial performance.

        The Company has denied that it has infringed any valid patent claims asserted by Apotex, has alleged affirmatively, among other things, that the patent is invalid and that it is not infringed by the Company's manufacture, sale or offer to sell its Cyclosporine capsules.

        In November 2000, Glaxo Wellcome Inc. ("Glaxo") filed suit against the Company in the U.S. District Court for the Southern District of New York alleging infringement of two patents based on the Company's filing of an ANDA to market generic Bupropion Hydrochloride 100mg and 150mg ER (extended release) tablets. In August 2002 the court held that one of Glaxo's patents was invalid and Glaxo subsequently withdrew its appeal from that decision. A trial was held during December 2003 on the remaining patent. The trial court has not yet issued its decision.

        In January 2004, the Company began selling Bupropion Hydrochloride 100mg ER tablets. Subsequently, the U.S. Court of Appeals for the Federal Circuit ruled against Glaxo in a related case with nearly identical facts, and that ruling should also be dispositive of Glaxo's claim against the Company. Glaxo has moved for rehearing of that decision and has indicated that if its application for rehearing is denied it will seek review of the decision by the Supreme Court. A reversal of the decision by either the Circuit Court or the Supreme Court could adversely affect the outcome of Glaxo's suit against the Company, and could result in the Company being enjoined from marketing Bupropion Hydrochloride 100mg ER tablets; materially harm profits and cash flows; and result in paying damages, costs, and fees that could have a material adverse impact on the Company's financial performance.

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

        In November 2001, Organon, Inc. ("Organon") sued the Company in the U.S. District Court for the District of New Jersey for patent infringement based on the Company filing an ANDA to market generic tablets containing Mirtazapine, but no other active ingredients. Organon agreed to dismiss the suit, and the Company began selling products containing Mirtazapine in June 2003.

Nabumetone Settlements

        In August 2001, the Company was successful in defending itself in the United States District Court for the District of Massachusetts against a patent infringement claim involving Nabumetone. At the conclusion of the trial, the Company filed a motion to recover the legal fees it incurred in defending the action. The motion was stayed pending the appeal of the District Court's ruling. The Court of Appeals affirmed the District Court decision in August 2002. In May 2003, the Company and the original plaintiff reached agreement regarding the Company's motion to recover legal fees. Under the agreement the Company was reimbursed $3.5 million for legal fees it had incurred in defending itself. The $3.5 million recovery of legal fees has been reflected in other selling, general and administrative expenses.

        In February 2004, the Company received $10 million to settle all litigation with GlaxoSmithKline related to Nabumetone, which will be recorded in income in 2004.

Other Litigation

        The Company is in other litigation incidental to its business activities. The ultimate disposition of such lawsuits will not materially affect the Company's financial statements.

Contingencies

        With respect to environmental clean-up liability, the Company received an inquiry from the United States Environmental Protection Agency ("EPA") in 2002 concerning the Company's relationship as a possible successor to a party that may be among a substantial number of parties liable for cleanup of the Mattiace Petrochemical Superfund site, a contaminated site currently being addressed by the EPA at a cost estimated by the EPA to be approximately $36.0 million. Based on information available at this time, the Company does not expect this matter to require significant capital expenditures or to have a material adverse effect on its earnings or competitive position.

14. Transactions Between the Company and Related Parties

        The following is a summary of related party transactions with profit/loss implications:

	2003	2002	2001
Net sales to subsidiaries of Hexal AG	$883	$113	$365
Reimbursement of other expenses	(86)	(100)	126
Transfers of products and supplies to subsidiaries of Hexal AG	—	—	15
Purchase of products and supplies from subsidiaries of Hexal AG	(1,031)	(849)	(617)
Cyclosporine agreements with Hexal AG(a)	(5,878)	(4,026)	(3,923)
Reimbursements to Hexal AG for shared bioequivalency studies	—	—	(140)
Interest on intercompany loans from Hexal AG	—	(2,463)	(6,674)
Milestone payments under development contracts	(1,300)	—	—

(a)
Under agreements with Hexal AG, the Company pays Hexal AG based on sales of a specific product, which was developed using Hexal AG's patented technology.

        In 2002 and 2001, HPI was a party to certain research and development contracts with third parties for which Hexal AG loaned $0.7 million and $1.6 million, respectively, to HPI for the payment of its obligations. During 2002, the research and development contracts, which were unrelated to the Company's business, were transferred to an entity unrelated to the Company.

        At December 31, 2003 and 2002, the Company had a payable to Hexal AG of approximately $1.1 million and $2.4 million, respectively, included in accrued liabilities.

        At December 31, 2003 and 2002, the Company had receivables from subsidiaries of Hexal AG of approximately $0.1 million and $0.3 million, respectively, included in prepaid expenses and other current assets.

15. Selling, General and Administrative Expenses

        Included in selling, general and administrative expenses were legal defense costs for Phentermine litigation of approximately $2.6 million, $3.4 million and $6.1 million for the years 2003, 2002 and 2001, respectively.

        Included in selling, general and administrative expenses for the years ended December 31, 2003, 2002 and 2001 were approximately $5.6 million (net of $3.5 million recovery), $6.3 million and $4.9 million, respectively, of legal costs incurred in connection with patent challenges involving drugs manufactured and sold by other companies.

        Allowance for doubtful accounts was $1.5 million and $1.0 million at December 31, 2003 and 2002, respectively. In 2003, the Company made a provision of $0.5 million for potential bad debts related to one customer. In 2002 and 2001, the Company neither made any additional provision nor wrote-off any bad debts.

16. Other Supplemental Cash Flow Information

        Other supplemental cash flow information is as follows:

	2003	2002
Non-cash financing activities:
Conversion of preferred stock	—	$300
Exercise of warrants	—	17
Issuance of common stock to repay loans and advances to Hexal AG	—	25,178

17. Unaudited Quarterly Financial Data

2003	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
Net sales	$70,857	$78,681		$85,011	$94,989
Gross profit	$38,412	$41,600		$47,575	$51,324
Net income	$15,107	$18,032		$17,819	$19,177
Earnings per share(1)
Basic	$0.34	$0.41	(2)	$0.40	$0.43
Diluted	$0.33	$0.40	(2)	$0.39	$0.42
2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$48,198	$52,000	$75,351	$68,720
Gross profit	$23,213	$28,303	$40,270	$33,892
Net income	$6,346	$9,504	$14,183	$13,230
Earnings per share(1)
Basic	$—	$0.51	$0.33	$0.30
Diluted	$0.19	$0.25	$0.31	$0.29

(1)
The sum of earnings per share for the four quarters may not equal earnings per share for the total year due to changes in the average number of common shares outstanding.

(2)
Includes recovery of $3.5 million of legal fees or $0.05 per share.

QuickLinks

PART I
  Item 1. Business.
RISK FACTORS
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
INDEX TO THE FINANCIAL STATEMENTS OF EON LABS, INC. AND SUBSIDIARIES
Report of Independent Auditors
Eon Labs, Inc. and Subsidiaries Consolidated Balance Sheets December 31, 2003 and 2002 (dollars in thousands, except per share amounts)
Eon Labs, Inc. and Subsidiaries Consolidated Statements of Income For the years ended December 31, 2003, 2002 and 2001 (dollars in thousands, except per share amounts)
Eon Labs, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity For the years ended December 31, 2003, 2002 and 2001 (dollars in thousands)
Eon Labs, Inc. and Subsidiaries Consolidated Statements of Cash Flows For the years ended December 31, 2003, 2002 and 2001 (dollars in thousands)
Eon Labs, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)
Eon Labs, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)