Form 10-Q
period 2004-03-31
EON LABS INC
filed 2004-05-07
CIK 1168061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31333

For the quarterly period ended March 31, 2004

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

As of May 3, 2004, there were 44,397,712 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

Eon Labs, Inc. and Subsidiaries
Table of Contents

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003

Condensed Consolidated Statements of Income (unaudited) for the Three Months Ended March 31, 2004 and March 31, 2003

Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2004 and March 31, 2003

Notes to Condensed Consolidated Financial Statements (unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

ITEM 4.	Controls and Procedures

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ITEM 5.	Other Information

ITEM 6.	Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT 31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Eon Labs, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$75,057	$43,852
Investments	103,737	115,281
Accounts receivable, net	48,970	35,678
Inventories	61,963	56,441
Deferred tax assets, net	55,704	56,439
Prepaid expenses and other current assets	5,813	8,096

Total current assets	351,244	315,787

Property, plant and equipment, net	50,659	50,409
Goodwill and other intangible assets, net	72,001	72,941
Other assets	2,972	2,408

Total assets	$476,876	$441,545

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$11,631	$13,612
Accrued liabilities	95,829	89,226

Total current liabilities	107,460	102,838

Long-term liabilities
Deferred tax liabilities, net	9,136	9,136
Deferred revenue	142	200
Other	591	591

Total liabilities	117,329	112,765

Contingencies (Notes 8 and 9)

Stockholders’ equity
Common stock, par value $.01 per share; 70,000,000 shares authorized; 44,491,162 and 44,361,912 shares issued; 44,397,412 and 44,299,812 shares outstanding at March 31, 2004 and December 31, 2003, respectively	446	444
Preferred stock, par value $.01 per share; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	196,742	194,951
Retained earnings	168,091	135,774
Accumulated other comprehensive (loss) income	(47)	5
	365,232	331,174
Less: Unearned deferred stock-based compensation	(138)	(184)
Treasury stock at cost: 93,750 and 62,100 shares at March 31, 2004 and December 31, 2003, respectively	(5,547)	(2,210)
Total stockholders’ equity	359,547	328,780
Total liabilities and stockholders’ equity	$476,876	$441,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eon Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(dollars in thousands, except per share amounts) (unaudited)

	For the three months ended March 31,
	2004	2003
Net sales	$104,229	$70,857
Cost of sales	41,981	32,445

Gross profit	62,248	38,412

Operating expenses
Selling, general and administrative:
Amortization of other intangible assets	940	940
Other selling, general and administrative	12,983	8,737
Research and development	5,570	3,642

Total operating expenses	19,493	13,319

Operating income	42,755	25,093

Other income (expense), net
Interest income	448	331
Interest expense	—	(284)
Other income, net	10,022	37

Total other income, net	10,470	84

Income before income taxes	53,225	25,177

Provision for income taxes	(20,908)	(10,070)

Net income	$32,317	$15,107

Net income per common share
Basic	$0.73	$0.34
Diluted	$0.71	$0.33

Weighted average common shares outstanding
Basic	44,355,387	44,113,516
Diluted	45,389,203	45,214,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eon Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(dollars in thousands) (unaudited)

	For the three months ended March 31,
	2004	2003
Cash flows from operating activities
Net income	$32,317	$15,107
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for accounts receivable allowances	4,844	14,199
Depreciation and amortization	2,550	2,146
Deferred income taxes	735	—
Deferred compensation	46	112
Amortization of deferred revenue	(58)	(58)
Amortization of discount on note payable	—	269
Loss on foreign currency translation	(12)	—
Tax benefit from exercises of stock options	3,368	887
Changes in assets and liabilities:
Accounts receivable	(18,136)	(13,116)
Inventories	(5,522)	(9,135)
Prepaid expenses and other current assets	2,218	2,283
Other assets	(564)	(184)
Accounts payable	(1,981)	2,719
Accrued liabilities	6,629	5,859
Net cash provided by operating activities	26,434	21,088

Cash flows from investing activities
Capital expenditures	(1,860)	(2,141)
Net sales (purchases) of short-term investments	11,478	(4,480)
Net cash provided by (used in) investing activities	9,618	(6,621)

Cash flows from financing activities
Payment on seller note	—	(4,799)
Advances from related parties, net	—	337
Decrease in restricted cash	65	17
Proceeds from exercises of stock options	635	134
Purchase of treasury shares	(5,547)	—
Net cash used in financing activities	(4,847)	(4,311)

Net increase in cash and cash equivalents	31,205	10,156

Cash and cash equivalents at beginning of period	43,852	62,323

Cash and cash equivalents at end of period	$75,057	$72,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eon Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts) (unaudited)

1.              Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Eon Labs, Inc. and its subsidiaries (the “Company”) without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company’s financial position as of March 31, 2004 and results of operations and cash flows for the periods presented.  The consolidated balances as of December 31, 2003 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2003.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year.

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

Accounts receivable is presented net of allowances for discounts, rebates, contract pricing adjustments and doubtful accounts, which were $99,500 and $94,656 at March 31, 2004 and December 31, 2003, respectively.

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

Accrued liabilities include $72,547 and $73,086 for returns, promotional incentives and Medicaid rebates at March 31, 2004 and December 31, 2003, respectively.

Shipping and Handling Costs

The Company classifies shipping and handling costs as part of selling, general and administrative expenses.  Shipping and handling costs were $1,315 and $1,090 for the three months ended March 31, 2004 and 2003, respectively.

Investments

The Company invests in publicly traded debt securities which are categorized as securities available-for-sale and are carried at fair value.  Unrealized gains and losses related to such securities, net of taxes, are reported in other comprehensive income.  The book value of such securities exceeded market value by $59 at March 31, 2004 while the market value of such securities exceeded book value by $7 at December 31, 2003.  At March 31, 2003, the market value of such securities exceeded book value by $49.  Accordingly, net income for the three months ended March 31, 2004 and 2003 decreased by $40 and $14 resulting in comprehensive income of $32,277 and $15,093, respectively.

Other Income

Included in other income is a $10,000 settlement received from GlaxoSmithKline (“Glaxo”) in exchange for agreeing to the dismissal of the Company’s complaint against Glaxo for malicious prosecution of an earlier suit against the Company, which claimed the Company’s Nabumetone product infringed Glaxo’s patent.  See Note 8.

2.              Stockholder’s Equity

Additional Paid-In Capital

Additional paid-in capital increased by $1,791 to $196,742 at March 31, 2004 from $194,951 at December 31, 2003.  The increase represents proceeds of $633 from the exercise of employee stock options and $3,368 of tax benefits associated with these exercise transactions offset by the reissuance of $2,210 of treasury shares.

Stock Options

During the three months ended March 31, 2004, options to purchase 300,000 shares of common stock at an average exercise price of $58.65 per share were granted.  The stock options granted are exercisable for up to ten years following the date of the grant.  Except for 30,000 options, which were immediately vested, the options vest and become exercisable at the rate of 20% per year.

During the three months ended March 31, 2004, 191,350 options with a weighted-average exercise price of $3.32 were exercised and 5,600 options were terminated.

Deferred Stock-Based Compensation

The Company amortized deferred stock compensation in the amount of $46 and $112 for the three months ended March 31, 2004 and 2003, respectively.

Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123 allows companies which have stock-based compensation arrangements with employees to adopt a new fair-value basis of accounting for stock options and other equity instruments, or to continue to apply the existing accounting required by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company intends to continue to account for stock-based compensation arrangements under APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation. The Company recognizes no compensation expense with respect to awards if the exercise price equals or exceeds the fair value of the underlying security on the date of grant and other terms are fixed. The Company has also adopted the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation -Transition and Disclosure.” This pronouncement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The additional required disclosures are found below.

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

The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2004	March 31, 2003
Dividend yield	0%	0%
Volatility	45%	45%
Risk-free interest rate	3.0% to 4.0%	3.0% to 4.0%
Expected life	1 to 5 years	1 to 5 years

A reconciliation of the Company’s net earnings to pro forma net earnings and the related pro forma earnings per share amounts for the three months ended March 31, 2004 and 2003, respectively, is provided below.  For purposes of pro forma disclosure, stock-based compensation expense is recognized in accordance with the provisions of SFAS No. 123.

	For the three months ended March 31,
	2004	2003

Net income, as reported	$32,317	$15,107
Adjustment to net income for pro forma stock-based compensation expense, net of related tax effect	(922)	(126)

Pro forma net income	$31,395	$14,981

As reported net earnings per share:
Basic	$0.73	$0.34
Diluted	$0.71	$0.33

Pro forma net earnings per share:
Basic	$0.71	$0.34
Diluted	$0.69	$0.33

Stock Repurchase Program

In April 2003, the Company’s Board of Directors approved the repurchase of up to 300,000 shares of the Company’s common stock.  In July 2003, the Company adopted a plan to repurchase up to 125,000 shares through December 31, 2003.  In February 2004, the Company adopted a plan to repurchase up to 93,750 shares through March 31, 2004.  In April 2004, the Company adopted a plan to repurchase up to 93,750 shares through June 30, 2004.  Depending on market conditions, the Company also expects to conduct purchases in the open market and in privately negotiated transactions from time to time during its normal trading window and may enter into future plans to repurchase shares.  The repurchased shares have been accounted for as treasury shares and will be used to offset potential dilution from the exercise of outstanding stock options.

During the three months ended March 31, 2004, under the Company’s plan, the Company repurchased 93,750 shares of its outstanding common stock at an average price of $59.16 per share totaling $5,547.  These transactions are accounted for under the cost method.

3.              Net Income Per Common Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of stock options.  Details of the calculations are as follows:

	For the three months ended March 31,
	2004	2003

Net income per share-basic:

Net income	$32,317	$15,107

Weighted average shares outstanding-basic	44,355,387	44,113,516
Net income per share-basic	$0.73	$0.34

Net income per share-diluted:

Net income	$32,317	$15,107

Weighted average shares outstanding-basic	44,355,387	44,113,516
Dilutive effect of stock options	1,033,816	1,101,202

Weighted average shares-diluted	45,389,203	45,214,718
Net income per share-diluted	$0.71	$0.33

4.              Adoption of New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation provides guidance with respect to the consolidation of certain entities, referred to as variable interest entities (“VIE”), in which an investor is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the VIE’s residual returns. This interpretation also provides guidance with respect to the disclosure of VIEs in which an investor maintains an interest, but is not required to consolidate. The provisions of the interpretation are effective immediately for all VIEs created after January 31, 2003, or in which the Company obtains an interest after that date. For VIEs created before February 1, 2003, the provisions are effective July 1, 2003. In November 2003, the Company invested $1,150 for 50% ownership in an entity formed to provide research and development services for the Company as well as third parties. It has been determined that such investee is deemed a VIE, which has been consolidated in the Company’s financial statements. The net assets and results of operations of this entity were not significant to the Company in 2004.

5.              Inventories

Inventories consist of the following:

	March 31, 2004	December 31, 2003

Raw material	$24,399	$24,745
Work-in-process	10,128	7,529
Finished goods	27,436	24,167

	$61,963	$56,441

6.              Line of Credit

On February 8, 2002, the Company entered into a three-year $25 million credit agreement, which is collateralized by accounts receivable and inventory.  Interest on any borrowing under the line will accrue at the rate of interest equal to either the adjusted LIBOR rate plus 1.5%, the prime rate or the fixed rate (as set by the bank).  The rate will depend upon the terms of the selected borrowings.  The agreement has covenants which require the maintenance of certain financial ratios including leverage, consolidated debt and asset coverage, as defined.  At March 31, 2004 and December 31, 2003, there were no outstanding borrowings under the line of credit.

7.              Transactions Between the Company and Related Parties

The following is a summary of related party transactions:

	For the three months ended March 31,
	2004	2003

Net sales to subsidiaries of Hexal AG	$564	—
Purchases of products and supplies from subsidiaries of Hexal AG	607	235
Reimbursement of other expenses from Hexal AG	484	—
Cyclosporine agreements with Hexal AG(1)	1,220	1,343
Fees incurred for rights of product development files of Hexal AG	300	—

(1)         Under agreements with Hexal AG, the Company pays Hexal AG based on sales of specific products, which were developed using Hexal AG’s patented technology.

At March 31, 2004 and December 31, 2003, the Company had a payable to Hexal AG of approximately $1,209 and $1,102, respectively, included in accrued liabilities.

At March 31, 2004 and December 31, 2003, the Company had receivables from subsidiaries of Hexal AG of approximately $549 and $120, respectively, included in prepaid expenses and other current assets.

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

During 2000, the United States District Court for the Eastern District of Pennsylvania, the federal court, before which all federal cases were consolidated for discovery, found that proposed anti-Phentermine “causation” testimony by two expert witnesses was not supported by scientific evidence and thus would be barred.  These two experts were the only “national” anti-Phentermine “causation” experts identified in the consolidated federal litigation, and were to have been “generic” experts in hundreds of cases.  The Court’s decision to substantially curb their testimony has resulted in many cases being dismissed.  To date, there has been no scientific testimony accepted by any court that establishes a connection between the use of Phentermine either alone or in combination with Fenfluramine and/or Dexfenfluramine and the allegations of injury made by plaintiffs in these lawsuits.

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

As of March 31, 2004, the Company had been named and served in approximately 7,057 fen-phen product liability cases.  Approximately 89% of these cases have been dismissed. Since the beginning of the fen-phen litigation, only one case has gone to trial with the Company and its distributors as defendants. The case against the Company and all the Phentermine defendants, including other Phentermine manufacturers and distributors, was dismissed on motion before the presentation of any evidence.

While the number of lawsuits being filed has decreased substantially, the Company expects additional, similar lawsuits to be filed.  The Company and its outside counsel believe that the Company has substantial defenses to these claims, though the ultimate outcome cannot be determined. As of March 31, 2004, there had been no finding of liability for fen-phen injury against the Company and no payment by the Company to settle any combination-related fen-phen lawsuit.

Phentermine Litigation

The Company has been named as a defendant in several cases in which the plaintiff alleges injury from the use of Phentermine alone, and in one instance the Company was named as a third-party defendant in a medical malpractice case in which negligent prescription of Phentermine was alleged.  A number of these claims have been dismissed in the Company’s favor, and as of March 31, 2004 only one such claim remained pending.

Because discovery has not been completed in this pending case, predicting the ultimate outcome of this action is not possible, and no provision for any related liability has been reflected in the Company’s financial statements.  The Company believes it has substantial defenses to this claim.

Net sales of Phentermine by the Company for the three months ended March 31, 2004 and 2003 were approximately $1,500 and $2,400,  respectively.

Defense/Indemnity Issues Related to Fen-phen and Phentermine Litigation

In or about April 2000, the Company exhausted its product liability insurance covering all combination-related Phentermine lawsuits and any non-combination Phentermine lawsuits resulting from claims regarding the ingestion of Phentermine prior to June 1998.  Since that time, the Company has funded its own defense in such lawsuits.  However, pursuant to an October 1999 settlement with an insurance carrier, the Company has made insurance coverage claims for fen-phen claims filed on or after June 22, 2003 which allege fen-phen use prior to June 1998.  The Company has reached an agreement in principle with its insurer regarding these insurance claims that, if completed, will defray the future cost of the Company’s fen-phen defense by approximately $1,400.  Additionally, the Company has reached agreements under which the Company has agreed to fund or partially fund the defense of certain of its distributors and indemnify them, provided certain conditions are met.  Furthermore, the Company has reached favorable defense/indemnity agreements with several retailers of the Company’s Phentermine products.  Fen-phen and Phentermine litigation defense costs, and the costs of related defense agreements, are being expensed as incurred.

Other Product Liability Litigation

The Company has been named as a defendant in several other product liability lawsuits in which plaintiffs allege that Company-manufactured pharmaceuticals containing phenylpropanolamine (PPA) caused injury.  PPA was removed from the market in 2000 at the FDA’s request after a study appeared to show a potentially increased risk of hemorrhagic stroke in certain patient cohorts.  The Company previously manufactured two low-volume prescription products that contained PPA that were discontinued in 1999 and 2000.

To date, the Company has been named in five lawsuits alleging injury or wrongful death from the use of Company-manufactured pharmaceuticals containing PPA.  As of March 31, 2004, all but two PPA cases against the Company had been dismissed or discontinued.  Discovery in these lawsuits is incomplete, and predicting the ultimate outcome of these actions is not possible.  The Company believes its product liability insurance is adequate to cover existing PPA claims and, consequently, no provision for any related liability has been reflected in the Company’s financial statements.

Patent Infringement Litigation

In August 2000, Novartis Pharmaceuticals Corporation (“Novartis”) filed a complaint in the United States District Court for the District of Delaware alleging, among other things, that the Company’s generic Cyclosporine product infringes a patent owned by Novartis.  In December 2002, the United States District Court for the District of Delaware granted the Company’s motion for summary judgment of non-infringement of the patent.  In April 2004, the United States Court of Appeals for the Federal Circuit affirmed the judgment of the Delaware district court that the Company’s generic Cyclosporine product does not infringe Novartis’ patent.  Novartis’ request for a rehearing by the United States Appeals Court is pending.  The Company’s potential liability and expenses in this matter are not covered by insurance.  An adverse outcome in this litigation could result in the Company being unable to market Cyclosporine, which could materially harm profits and cash flows, and could result in paying damages, costs, expenses and fees that could have a material adverse impact on the Company’s financial performance.

In January 2001, Apotex, Inc. (“Apotex”) filed an action in the United States District Court for the Eastern District of New York alleging that by manufacturing, selling and offering to sell Cyclosporine capsules the Company is infringing a patent of which Apotex alleges it is the exclusive licensee.  Apotex seeks injunctive relief as well as an unspecified amount of damages and has also asserted a claim that the alleged infringement was willful, that the case is therefore exceptional and that Apotex should therefore be awarded the attorney fees it has incurred and treble damages in the action.  The Company’s potential liability and expenses in this matter are not covered by insurance.  An adverse outcome in this litigation could result in the Company being unable to market Cyclosporine, which could materially harm profits and cash flows, and could result in paying damages, costs, expenses and fees that could have a material adverse impact on the Company’s financial performance.

The Company has denied that it has infringed any valid patent claims asserted by Apotex, has alleged affirmatively, among other things, that the patent is invalid and that it is not infringed by the Company’s manufacture, sale or offer to sell its Cyclosporine capsules.

In November 2000, Glaxo filed suit against the Company in the United States District Court for the Southern District of New York alleging infringement of two patents based on the Company’s filing of an Abbreviated New Drug Application (“ANDA”) to market generic Bupropion Hydrochloride 100 mg and 150 mg ER (extended release) tablets.  In April 2004, a Stipulation and Order was entered in the United States District Court for the Southern District of New York, terminating all pending claims and counterclaims in the patent infringement litigation that Glaxo brought against the Company in November 2000, concerning the Company’s Bupropion HCl, ER 100 mg and 150 mg tablets (generic equivalents of Glaxo’s Wellbutrin SR® 100 mg and 150 mg tablets).  Under the terms of the Stipulation and a separate Settlement Agreement, Glaxo agreed to drop any further effort to pursue its claim that the Company’s Bupropion HCl, ER 100 mg and

150 mg tablets infringe Glaxo’s patents.  The Company received $3,000 as part of the Settlement Agreement which will be recorded as income in the quarter ending June 30, 2004.

In addition, the Company has been named in several other patent infringement actions alleging that the Company has infringed patents by filing an application with the FDA for approval to market products before the plaintiffs’ patents expire.  In general, plaintiffs seek judgments precluding the FDA from approving the Company’s application to market a product before their respective patents expire and have asserted claims that the alleged infringements were willful, that the actions are therefore exceptional and that plaintiffs should therefore be awarded the attorney fees they have incurred in the actions.

The Company and its outside counsel believe that the Company has substantial defenses and counterclaims to the foregoing patent infringement actions, though the ultimate outcome cannot be determined.

Because predicting the ultimate outcome of these actions is not possible, no provision for any related liability has been reflected in the Company’s financial statements.

Nabumetone Settlements

In August 2001, the Company was successful in defending itself in the United States District Court for the District of Massachusetts against a patent infringement claim involving Nabumetone.  At the conclusion of the trial, the Company filed a motion to recover the legal fees it incurred in defending the action.  The motion was stayed pending the appeal of the District Court’s ruling.  The Court of Appeals affirmed the District Court decision in August 2002. In May 2003, the Company and the original plaintiff reached agreement regarding the Company’s motion to recover legal fees. Under the agreement, the Company was reimbursed $3,500 for legal fees it had incurred in defending itself.  The $3,500 recovery of legal fees was reflected in other selling, general and administrative expenses during the quarter ended June 30, 2003.  In February 2004, the Company stipulated to an order dismissing its complaint against Glaxo for malicious prosecution of Glaxo’s earlier suit against the Company, which claimed the Company’s Nabumetone product infringed Glaxo’s patent.  In exchange for agreeing to the dismissal of its complaint, the Company received $10,000, which was included in other income in the quarter ended March 31, 2004.

Other Litigation

The Company is in other litigation incidental to its business activities.  The ultimate disposition of such lawsuits will not materially affect the Company’s financial statements.

9.              Contingencies

Medicaid Rebates

The Omnibus Budget Reconciliation Act of 1990, effective January 1, 1991, as amended, requires drug companies to enter into a rebate agreement with the centers for Medicare and Medicaid Services (formerly called the Health Care Financing Administration) of the Federal government.  The rebate agreement states that drug companies must pay rebates to states for drugs (prescription, non-prescription or biological products) sold to Medicaid recipients.  At March 31, 2004 and December 31, 2003, $5,003 and $4,009, respectively, are included in accrued liabilities as the estimated liability for Medicaid rebates.

The Attorneys General in at least six states sent letters to numerous pharmaceutical manufacturers during December 2003 instructing them to maintain all records relating to their reporting of pricing information under the Medicaid Drug Rebate Statute. The letters state that the document retention demand is in furtherance of an ongoing investigation of the manufacturers’ compliance with Medicaid drug rebate program requirements.  The Company received letters from some, but not all, of the states believed to be involved. The Company believes these letters may have been motivated, at least in part, by a federal regulation published in August 2003 that, effective January 1, 2004, would have limited the document retention provisions under the federal Medicaid Drug Rebate Statute to three years unless the records are the subject of an audit or a government investigation of which the manufacturer is aware. That regulation was amended, effective January 6, 2004, to substitute a ten-year record retention requirement.  The Company has not received any subpoenas, informal document requests, or any other communications from federal or state enforcement authorities that suggest an investigation of its Medicaid drug rebate reporting practices is under way. The Company believes it operates in compliance with the requirements of the Medicaid Drug Rebate Statute.

State Medicaid Claims

Eon Labs Holdings, Inc. purchased Major Pharmaceuticals, Inc. (“Major”), a distributor of drug products, in 1991 and sold Major in 1995.  At the time of the sale, EHI established an escrow account to cover any Medicaid drug rebate liabilities incurred by Major prior to the sale.

As of March 31, 2004, the recorded liability for such claims is $817, which management believes is adequate to resolve such matters.  The Company has approximately $684 as of March 31, 2004, in an escrow account to fund any such claims.

Environmental Contingencies

The Company received an inquiry from the United States Environmental Protection Agency (“EPA”) in 2002 concerning the Company’s relationship as a possible successor to a party that may be among a substantial number of parties liable for cleanup of the Mattiace Petrochemical Superfund site, a contaminated site currently being addressed by the EPA at a cost estimated by the EPA to be approximately $36.0 million.  Based on information available at this time, the Company does not expect this matter to require significant capital expenditures or to have a material adverse effect on its earnings or financial position.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s annual report on

Form 10-K and the unaudited interim condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Three Months Ended March 31, 2004 Compared With Three Months Ended March 31, 2003

Net sales.  Net sales increased 47.1% to $104.2 million for the three months ended March 31, 2004 from $70.9 million in the comparable period in 2003.  The majority of the sales growth for the first quarter was due to the introduction of Bupropion HCl, ER 100 mg and 150 mg tablets, which were introduced during the first quarter of 2004.  Other products introduced subsequent to March 31, 2003 that contributed to the increase in net sales include Mirtazapine, Midodrine HCl, Nefazadone HCl, Metolazone USP, Benazepril HCl and Benazepril HCTZ.

Gross profit.  Gross profit as a percentage of net sales increased to 59.7% for the three months ended March 31, 2004 compared to 54.2% in the comparable period in 2003.  The increase was primarily due to the benefit of a favorable product mix principally from the introduction of Bupropion HCl, ER 100 mg and 150 mg tablets.  The Company’s gross profit margins are dependent on several factors, including product sales mix, cost, volumes and competitive activity.

Amortization of other intangibles.  Amortization of other intangibles was $0.9 million for the three months ended March 31, 2004 and for the comparable period in 2003.

Other selling, general and administrative.  Other selling, general and administrative expenses increased $4.2 million to $13.0 million for the three months ended March 31, 2004 from $8.7 million for the comparable period in 2003.  As a percentage of net sales, other selling, general and administrative expenses for the three months ended March 31, 2004 were consistent with the comparable period in 2003.  The dollar increase is primarily attributable to increases of $1.1 million for insurance expense due to higher insurance premiums, $1.3 million for higher legal costs primarily associated with patent challenges, $1.1 million in compensation costs and $0.7 million in other expenses.

Research and development.  Research and development expenses increased $1.9 million to $5.6 million for the three months ended March 31, 2004 from $3.6 million in the comparable period in 2003.  The increase is primarily attributable to increases in the cost for bio-studies, the purchase of materials and expenses relating to the completion of defined milestones under third-party product development agreements. These increases reflect an acceleration of the Company’s product development program.

Operating income.  Operating income increased $17.7 million to $42.8 million for the three months ended March 31, 2004 from $25.1 million for the comparable period in 2003.  The increase in operating income is the result of increased sales and gross profit, offset by increases in other selling, general and administrative expenses and research and development costs.

Interest income (expense).  Net interest income for the three months ended March 31, 2004 increased $0.4 from the comparable period in the prior year due to the elimination of outstanding debt, which decreased interest expense by $0.3 million.

Other income, net.  Other income for the three months ended March 31, 2004 included a $10.0 million settlement received from Glaxo in exchange for agreeing to the dismissal of the Company’s complaint against Glaxo for the malicious prosecution of its earlier suit against the Company, which claimed the Company’s Nabumetone product infringed Glaxo’s patent. Other income for the three months ended March 31, 2003 was less than $0.1 million.

Taxes on income.  Taxes on income increased $10.8 million to $20.9 million during the three months ended March 31, 2004 from $10.1 million for the comparable period in 2003.  The increase is the result of higher pre-tax income for 2004.  The effective tax rate decreased to 39.3% from 40.0% due principally to lower state and local taxes in 2004.

Net income.  Net income increased $17.2 million to $32.3 million for the three months ended March 31, 2004 from $15.1 million for the comparable period in 2003 for the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $75.1 million at March 31, 2004, as compared to $43.9 million at December 31, 2003.  Additionally, the Company had investments in marketable debt securities of $103.7 million at March 31, 2004, as compared to $115.3 million at December 31, 2003.

The Company has a three-year $25 million credit facility which expires on February 8, 2005. Under this facility, the Company can borrow at LIBOR plus 1.5%, the bank’s prime rate or a fixed rate. The credit facility, which is for working capital purposes, had no outstanding borrowings against it at March 31, 2004 and December 31, 2003.

Stockholders’ equity increased to $359.5 million at March 31, 2004 from $328.8 million at December 31, 2003.  The increase in stockholders’ equity was primarily comprised of $1.8 million (including tax benefits) from the exercise of stock options, net earnings of $32.3 million for the three months ended March 31, 2004, offset by net purchases of $3.3 million of treasury shares.

For the three months ended March 31, 2004, cash increased by $31.2 million.  Operations generated $26.4 million of cash, comprised of net earnings of $32.3 million, non-cash items totaling $11.5 million, offset by an increase in working capital of $17.4 million.  The increase in working capital resulted primarily from increases in accounts receivable, inventory and other assets of $18.1 million, $5.5 million and $0.6 million, respectively, and a decrease in accounts payable of $2.0 million.  A decrease in prepaid expenses and other current assets of $2.2 million and an increase in accrued liabilities of $6.6 million partially offset the other working capital increases.  The increases in accounts receivable and inventory are attributed to increased sales.  The increase in other assets is attributed to the timing of deposits on building improvements and machinery primarily to support increased production volume in the Company’s North Carolina facility.  The increase in accrued liabilities is due to an increase in accrued taxes.  The decreases in prepaid expenses and other current assets and accounts payable are due to lower amortization of prepaid insurance and timing of payments, respectively.

Investing activities provided $9.6 million of cash for the three months ended March 31, 2004.  Approximately $11.5 million of such amount represented net sales of short-term investment grade debt during the three months ended March 31, 2004, offset by $1.9 million used for capital expenditures.  The capital expenditures relate primarily to machinery and equipment required to support increased production volume in the Company’s North Carolina facility.

Financing activities consumed $4.8 million of cash during the three months ended March 31, 2004.  The purchase of treasury shares consumed $5.5 million.  Financing activities generated $0.7 million, of which $0.6 million represents cash proceeds received from employees who exercised stock options, with the remaining proceeds related to other financing activities.

The Company is involved in various product liability and patent litigation not covered by insurance. Adverse rulings in litigation related to product liability could result in the Company paying damages and expenses that could have a material adverse effect on the Company’s financial performance.

An adverse outcome in patent litigation with Novartis and Apotex involving Cyclosporin capsules could result in the Company not being able to market this product, which could materially harm its profits and cash flows.  Furthermore, an adverse outcome in this litigation could result in the Company paying damages, costs, expenses and fees that could have a material adverse impact on its financial performance. In December 2002, the United States District Court for the District of Delaware granted the Company’s motion for summary judgment of non-infringement of the patent.  In April 2004, the United States Court of Appeals for the Federal Circuit affirmed the judgment of the Delaware district court that the Company’s generic Cyclosporine product does not infringe Novartis’ patent.  Novartis’ request for a rehearing by the United States Court of Appeals is pending.

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

Sales are recognized when the products are received by the customer, which represents the point when the risks and rewards of ownership are transferred to the customer. Discounts, rebates and contract pricing adjustments are recorded as a reduction of sales based on agreed-upon terms with the Company’s customers at the time of sale. The Company calculates a reserve for discounts and rebates based upon actual sales under such arrangements. Reserves for contract pricing adjustments represent the difference between the prices wholesalers are billed by the Company and the contract prices billed by wholesalers to their customers. In determining a reserve for contract pricing adjustments, the Company takes into account an estimate of the percentage of product sales subject to such pricing adjustments based on historical trends. Historical trends are adjusted for new product introductions and changes in wholesaler or contract prices.

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

Impact of Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation provides guidance with respect to the consolidation of certain entities, referred to as variable interest entities (“VIE”), in which an investor is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the VIE’s residual returns. This interpretation also provides guidance with respect to the disclosure of VIEs in which an investor maintains an interest, but is not required to consolidate. The provisions of the interpretation are effective immediately for all VIEs created after January 31, 2003, or in which the Company obtains an interest after that date. For VIEs created before February 1, 2003, the provisions are effective July 1, 2003. In November 2003, the Company invested $1.2 million for 50% ownership in an entity formed to provide research and development services for the Company as well as third parties. It has been determined that such investee is deemed a VIE, which has been consolidated in the Company’s financial statements. The net assets and result of operations of this entity were not significant to the Company in 2004.

Off-Balance Sheet Arrangements

None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following discusses the Company’s exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates.  The Company does not believe that its exposure to market risk is material.

As of March 31, 2004, the Company had cash and cash equivalents of $75.1 million.  Cash equivalents are interest-bearing investment grade securities, primarily short-term, highly liquid investments with maturities at the date of purchase of less than 90 days.  In addition, as of March 31, 2004, the Company owned $103.7 million in publicly traded debt securities with an average maturity of approximately 231 days, which are subject to market fluctuations.

These investments are subject to interest rate risk and will decrease in value if market interest rates increase.  A hypothetical increase in the market interest rates by 10 percent from the rates in effect on the date of this Form 10-Q would cause the fair value of these short-term investments to decline by an insignificant amount.  The Company has the ability to hold these investments until maturity and therefore does not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates.  Declines in interest rates over time will, however, reduce the Company’s interest income.

The Company does not have any significant foreign currency exchange rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management performed an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and future performance of the Company within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes” or similar language.  Actual results could differ materially from those anticipated in such forward-

looking statements.  Some specific factors that may have a significant effect on the Company’s operating results and common stock market price include:

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

•                  changes in the Company’s growth rates or the growth rates of the Company’s competitors;

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In April 2004, AstraZeneca A.B. (“AstraZeneca”) filed suit against the Company in the United States District Court of Delaware, alleging that the Company infringed patents held by AstraZeneca by filing an ANDA to market the generic drug Metoprolol Succinate in tablet form.

In May 2000, AstraZeneca filed suit against the Company in the United States District Court for the Southern District of New York, alleging infringement of six patents based on the Company’s filing of an ANDA to market generic Omeprazole 10 mg and 20 mg capsules.  The Company denied AstraZeneca’s allegations and filed appropriate counterclaims.  Subsequently, AstraZeneca withdrew its claims regarding four of these patents, after three were held invalid and the other was found, in a related litigation against other generic drug companies, to be non-infringed by generic omeprazole products.  The discovery process for this litigation is nearing completion, but a trial date has not yet been set.

Subsequently, the Company amended its ANDA to add Omeprazole 40 mg capsules.  In April 2004, AstraZeneca filed another suit in the United States District Court for the Southern District of New York against the Company, alleging the Company’s amendment to its ANDA to market Omeprazole 40 mg capsules infringes the two patents still in dispute in the suit filed in May 2000.  The Company anticipates that this suit will be consolidated with the suit filed in May 2000.

In April 2004, a Stipulation and Order was entered in the United States District Court for the Southern District of New York, terminating all pending claims and counterclaims in a patent infringement litigation that Glaxo brought against the Company in November 2000, concerning the Company’s Bupropion HCl, ER 100 mg and 150 mg tablets (generic equivalents of Glaxo’s Wellbutrin SR® 100 mg and 150 mg tablets). Under the terms of the Stipulation and a separate Settlement Agreement, Glaxo agreed to drop any further effort to pursue its claim that the Company’s Bupropion HCl, ER 100 mg and 150 mg tablets infringe Glaxo’s patents.  In April 2004, the Company received $3.0 million as part of the Settlement Agreement.  The $3.0 million received will be recorded as income by the Company in the quarter ending June 30, 2004.

In August 2000, Novartis filed a complaint in the United States District Court for the District of Delaware alleging, among other things, that the Company’s generic Cyclosporine product infringes a patent owned by Novartis.  In December 2002, the United States District Court for the District of Delaware granted the Company’s motion for summary judgment of non-infringement of the patent.  In April 2004, the United States Court of Appeals for the Federal Circuit affirmed the judgment of the Delaware district court that the Company’s generic Cyclosporine product does not infringe Novartis’ patent.  Novartis’ request for a rehearing by the United States Appeals Court is pending.

In February 2004, the Company stipulated to an order dismissing its complaint against Glaxo for malicious prosecution of Glaxo’s earlier suit against the Company, which claimed that the Company’s Nabumetone product infringed Glaxo’s patent.  The Company received $10 million in exchange for agreeing to a dismissal of its complaint.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The following table sets forth the repurchases of shares of the Company’s common stock made during the three months ended March 31, 2004:  (1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2004 - January 31, 2004	—	$—	—	—
February 1, 2004 - February 29, 2004	17,600	58.84	—	76,150
March 1, 2004 - March 31, 2004	76,150	59.24	—	—
Total	93,750	$59.16	—	—

(1) In April 2003, the Company’s Board of Directors approved the repurchase of up to 300,000 shares of the Company’s common stock.  In February 2004, the Company adopted a plan to repurchase up to 93,750 shares through March 31, 2004.  In April 2004, the Company adopted a plan to repurchase up to 93,750 shares through June 30, 2004.  Depending on market conditions, the Company also expects to conduct purchases in the open market and in privately negotiated transactions from time to time during its normal trading window and may enter into future plans to repurchase shares.

ITEM 5.  OTHER INFORMATION

Audit Committee pre-approval of non-audit services

During the quarter ended March 31, 2004, the Company’s Audit Committee pre-approved three categories of audit-related services in a total aggregate amount of $100,000.  The individual categories have sub-limits ranging from $25,000 to $50,000.

During the quarter ended March 31, 2004, the Audit Committee also pre-approved six categories of tax-related services in a total aggregate amount of $140,000.  The individual categories have sub-limits ranging from $10,000 to $40,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

31.1                           Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                           Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

On January 15, 2004, the Company filed a Current Report on Form 8-K reporting the Press Release regarding the Company raising its previously issued guidance for the three months and full year ended December 31, 2003.

On February 19, 2004, the Company filed a Current Report on Form 8-K reporting the Press Release regarding earnings for the three months and full year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eon Labs, Inc.

May 7, 2004	By:	/s/ Bernhard Hampl, Ph.D.
Bernhard Hampl, Ph.D. President, Chief Executive Officer and Director

May 7, 2004	By:	/s/ William F. Holt
William F. Holt Chief Financial Officer