Form 10-Q
period 2004-06-30
EON LABS INC
filed 2004-08-09
CIK 1168061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31333

For the quarterly period ended June 30, 2004

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

As of August 4, 2004, there were 88,733,996 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

Eon Labs, Inc. and Subsidiaries
Table of Contents

Eon Labs, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$101,099	$43,852
Investments	73,111	115,281
Accounts receivable, net	59,443	35,678
Inventories	74,146	56,441
Deferred tax assets, net	55,468	56,439
Prepaid expenses and other current assets	6,136	8,096

Total current assets	369,403	315,787

Property, plant and equipment, net	50,994	50,409
Goodwill	46,934	46,934
Other intangible assets, net	24,127	26,007
Other assets	4,004	2,408

Total assets	$495,462	$441,545

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$14,683	$13,612
Accrued liabilities	87,135	89,226

Total current liabilities	101,818	102,838

Long-term liabilities
Deferred tax liabilities, net	9,136	9,136
Deferred revenue	85	200
Other	591	591

Total liabilities	111,630	112,765

Contingencies (Notes 8 and 9)

Stockholders’ equity
Common stock, par value $.01 per share; 100,000,000 shares authorized; 88,982,924 and 88,723,824 shares issued; 88,740,064 and 88,599,624 shares outstanding at June 30, 2004 and December 31, 2003, respectively	890	888
Preferred stock, par value $.01 per share; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	194,413	194,507
Retained earnings	196,879	135,774
Accumulated other comprehensive (loss) income	(275)	5
	391,907	331,174
Less: Unearned deferred stock-based compensation	(92)	(184)
Treasury stock, at cost, 242,860 and 124,200 shares at June 30, 2004 and December 31, 2003, respectively	(7,983)	(2,210)
Total stockholders’ equity	383,832	328,780
Total liabilities and stockholders’ equity	$495,462	$441,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eon Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(dollars in thousands, except per share amounts) (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net sales	$106,962	$78,681	$211,191	$149,538
Cost of sales	43,096	37,081	85,077	69,526

Gross profit	63,866	41,600	126,114	80,012

Operating expenses
Selling, general and administrative
Amortization of other intangible assets	940	940	1,880	1,880
Other selling, general and administrative	12,368	5,316	25,351	14,053
Research and development	6,689	5,680	12,259	9,322

Total operating expenses	19,997	11,936	39,490	25,255

Operating income	43,869	29,664	86,624	54,757

Other income (expense), net
Interest income	485	333	933	664
Interest expense	—	(16)	—	(300)
Other income, net	3,024	74	13,046	111

Total other income, net	3,509	391	13,979	475

Income before income taxes	47,378	30,055	100,603	55,232

Provision for income taxes	(18,590)	(12,023)	(39,498)	(22,093)

Net income	$28,788	$18,032	$61,105	$33,139

Net income per common share
Basic	$0.32	$0.20	$0.69	$0.38
Diluted	$0.32	$0.20	$0.67	$0.37

Weighted average common shares outstanding
Basic	88,770,483	88,491,194	88,740,629	88,359,842
Diluted	90,828,829	90,510,290	90,803,618	90,470,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eon Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(dollars in thousands) (unaudited)

	For the six months ended June 30,
	2004	2003
Cash flows from operating activities
Net income	$61,105	$33,139
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for accounts receivable allowances	17,288	41,847
Depreciation and amortization	5,148	4,327
Deferred income taxes	971	—
Amortization of unearned deferred stock-based compensation	92	224
Amortization of deferred revenue	(115)	(115)
Amortization of discount on note payable	—	269
Tax benefit from exercises of stock options	4,627	2,454
Changes in assets and liabilities:
Accounts receivable	(41,053)	(40,916)
Inventories	(17,705)	(8,483)
Prepaid expenses and other current assets	1,895	(2,184)
Other assets	(1,596)	751
Accounts payable	1,071	(510)
Accrued liabilities	(1,936)	5,040
Net cash provided by operating activities	29,792	35,843

Cash flows from investing activities
Capital expenditures	(3,853)	(5,763)
Net sales (purchases) of short-term investments	41,772	(49,330)
Net cash provided by (used in) investing activities	37,919	(55,093)

Cash flows from financing activities
Payment on seller note	—	(4,799)
Decrease in restricted cash	65	61
Proceeds from exercises of stock options	699	258
Purchase of treasury shares	(11,191)	—
Net cash used in financing activities	(10,427)	(4,480)
Effect of exchange rate changes on cash and cash equivalents	(37)	—

Net increase (decrease) in cash and cash equivalents	57,247	(23,730)

Cash and cash equivalents at beginning of period	43,852	62,323

Cash and cash equivalents at end of period	$101,099	$38,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eon Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts) (unaudited)

1.     Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Eon Labs, Inc. and its subsidiaries (the “Company”) without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position as of June 30, 2004 and results of operations and cash flows for the periods presented.  The consolidated balances as of December 31, 2003 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2003.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year.

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

Accounts receivable is presented net of allowances for discounts, rebates, contract pricing adjustments and doubtful accounts, which were $111,944 and $94,656 at June 30, 2004 and December 31, 2003, respectively.

Shelf stock adjustments are provided following a reduction in the prices of the Company’s products due to the competitive environment. Such adjustments are credited to the Company’s customers based on their on-hand inventory quantities. Reserves are generally established when the Company reduces its prices.

Estimates for returns, which are recorded at the time of sale, relate primarily to returns of expiring products. The Company utilizes historical trends to estimate the amount of products to be returned due to product expiration.

Accrued liabilities include $71,092 and $73,086 for returns, promotional incentives and Medicaid rebates at June 30, 2004 and December 31, 2003, respectively.

Shipping and Handling Costs

The Company classifies shipping and handling costs as part of selling, general and administrative expenses.  Shipping and handling costs were $1,322 and $1,125 for the three months ended June 30, 2004 and 2003, respectively, and $2,637 and $2,215 for the six months ended June 30, 2004 and 2003, respectively.

Investments

The Company invests in publicly traded debt securities which are categorized as securities available-for-sale and are carried at fair value.  Unrealized gains and losses related to such securities, net of taxes, are excluded from operating results and reported as accumulated other comprehensive income/loss in the Stockholders’ Equity section of the balance sheet.  The Company periodically evaluates declines in the value of its investments to determine if such declines are other-than-temporary and thus the investment is impaired.  A variety of factors are considered when determining whether declines are other-than-temporary, including, among others, the financial condition of the investee, the length of time and magnitude of the decline, and the Company’s ability and intent to hold the investment.

The book value of such securities exceeded market value by $391 at June 30, 2004 and $59 at March 31, 2004.  The market value of such securities exceeded book value by $61 and $49 at June 30, 2003 and March 31, 2003, respectively.

The book value of such securities exceeded market value by $391 at June 30, 2004 while the market value of such securities exceeded book value by $7 at December 31, 2003.  The market value of such securities exceeded book value by $61 and $73 at June 30, 2003 and December 31, 2002, respectively.

Comprehensive Income

Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting Comprehensive Income,” requires reporting and displaying comprehensive income and its components, which for the Company includes net income, unrealized gains and losses on available-for-sale securities, net of tax, and foreign currency translation losses.  Total comprehensive income was $60,840 and $33,133 for the six month period ended June 30, 2004 and 2003, respectively, and $28,570 and $18,040 for the three month period ended June 30, 2004 and 2003, respectively.  In accordance with SFAS 130, the accumulated unrealized gains (losses) on available-for-sale securities and losses on foreign currency translation are shown as a separate component of stockholders’ equity.

Other Income

Included in other income for the three and six months ended June 30, 2004, is the receipt of a $3,000 bond received from GlaxoSmithKline (“Glaxo”) to settle all patent infringement litigation related to the Company’s Bupropion HCl, ER 100 mg and 150 mg tablets.  Other income for the six months ended June 30, 2004 also includes a $10,000 settlement received from Glaxo, recorded in the quarter ended March 31, 2004, in exchange for agreeing to the dismissal of the Company’s complaint against Glaxo for malicious prosecution of an earlier suit against the Company, which claimed the Company’s Nabumetone product infringed Glaxo’s patent.  See Note 8.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.     Stockholders’ Equity

Stock Split

On June 1, 2004, the Company distributed approximately 44.5 million additional shares of common stock in order to effect a 2-for-1 stock split declared in May.  The stock split was effected in the form of a 100% stock dividend for stockholders of record at the close of business on May 17, 2004.  All share and per share data have been retroactively restated to reflect the impact of the stock split.

Additional Paid-In Capital

Additional paid-in capital decreased by $94 to $194,413 at June 30, 2004 from $194,507 at December 31, 2003.  The decrease is the result of the reissuance of $5,418 of treasury shares offset by the proceeds of $697 from the exercise of employee stock options and $4,627 of tax benefits associated with these exercise transactions.

Stock Options

During the six months ended June 30, 2004 options to purchase 600,000 shares of Common Stock at an average exercise price of $29.32 per share were granted.  The stock options granted are exercisable for up to ten years following the date of the grant.  Except for 60,000 options, which were immediately vested, the options vest and become exercisable at the rate of 20% per year.

During the six months ended June 30, 2004, 492,200 options with a weighted-average exercise price of $1.42 were exercised and 31,200 options were terminated.

Deferred Stock-Based Compensation

The Company amortized deferred stock compensation in the amount of $46 and $112 for the three months ended June 30, 2004 and 2003, respectively, and $92 and $224 for the six months ended June 30, 2004 and 2003, respectively.

Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 allows companies which have stock-based compensation arrangements with employees to adopt a new fair-value basis of accounting for stock options and other equity instruments, or to continue to apply the existing accounting required by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company intends to continue to account for stock-based compensation arrangements under APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation. The Company recognizes no compensation expense with respect to stock options if the exercise price equals or exceeds the fair value of the underlying security on the date of grant and other terms are fixed.  The Company has also adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” This pronouncement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results as determined through the use of the Black-Scholes option-pricing model. The additional required disclosures are found below.

The fair value of the options was determined using the Black-Scholes option-pricing model with the following assumptions:

	June 30, 2004	June 30, 2003

Dividend yield	0%	0%
Volatility	45%	45%
Risk-free interest rate	3.0% to 4.0%	3.0% to 4.0%
Expected life	1 to 5 years	1 to 5 years

A reconciliation of the Company’s net earnings to pro forma net earnings and the related pro forma earnings per share amounts for the three months and six months ended June 30, 2004 and 2003, respectively, is provided below.  For purposes of pro forma disclosure, stock-based compensation expense is recognized in accordance with the provisions of SFAS No. 123.

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

Net income, as reported	$28,788	$18,032	$61,105	$33,139
Add: Compensation expenses included in net income, net of related tax effect	28	67	56	134
Less: Adjustment to net income for pro forma stock-based compensation expenses, net of related tax effect	(586)	(126)	(1,504)	(253)

Pro forma net income	$28,230	$17,973	$59,657	$33,020

As reported net earnings per share:
Basic	$0.32	$0.20	$0.69	$0.38
Diluted	$0.32	$0.20	$0.67	$0.37

Pro forma net earnings per share:
Basic	$0.32	$0.20	$0.67	$0.37
Diluted	$0.31	$0.20	$0.66	$0.37

Stock Repurchase Program

In April 2003, the Company’s Board of Directors approved the repurchase of up to 600,000 shares of the Company’s common stock.  In July 2003, the Company adopted a plan to repurchase up to 250,000 shares through December 31, 2003.  In February 2004, the Company adopted a plan to repurchase up to 187,500 shares through March 31, 2004.  In April 2004, the Company adopted a plan to repurchase up to 187,500 shares through June 30, 2004.  Depending on market conditions, the Company also expects to conduct purchases in the open market and in privately negotiated transactions from time to time during its normal trading window and may enter into future plans to repurchase shares.  The repurchased shares have been accounted for as treasury shares and will be used to offset potential dilution from the exercise of outstanding stock options.

During the six months ended June 30, 2004, under the Company’s plan, the Company repurchased 351,760 shares of its outstanding common stock at an average price of $31.81 per share totaling $11,191.  These transactions are accounted for under the cost method.

3.     Net Income Per Common Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of stock options.  Details of the calculations are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

Net income per share-basic:

Net income	$28,788	$18,032	$61,105	$33,139

Weighted average shares outstanding-basic	88,770,483	88,491,194	88,740,629	88,359,842
Net income per share-basic	$0.32	$0.20	$0.69	$0.38

Net income per share-diluted:

Net income	$28,788	$18,032	$61,105	$33,139

Weighted average shares outstanding-basic	88,770,483	88,491,194	88,740,629	88,359,842
Dilutive effect of stock options	2,058,346	2,019,096	2,062,989	2,110,244

Weighted average shares-diluted	90,828,829	90,510,290	90,803,618	90,470,086
Net income per share-diluted	$0.32	$0.20	$0.67	$0.37

4.     Adoption of New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. (“Fin”) 46 “Consolidation of Variable Interest Entities” (as revised by Fin 46R). This interpretation, as revised, provides guidance with respect to the consolidation of certain entities, referred to as variable interest entities (“VIE”), in which an investor is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the VIE’s residual returns. This interpretation also provides guidance with respect to the disclosure of VIEs in which an investor maintains an interest, but is not required to consolidate. The provisions of the interpretation are effective immediately for all VIEs created after January 31, 2003, or in which the Company obtains an interest after that date. For VIEs created before February 1, 2003, the provisions are effective July 1, 2003. In November 2003, the Company invested $1,150 for 50% ownership in an entity formed to provide research and development services for the Company as well as third parties. It has been determined that such investee is deemed a VIE, which has been consolidated in the Company’s financial statements. The net assets and result of operations of this entity were not material to the Company in 2004.  Creditors, or beneficial interest holders, of the consolidated VIE have no recourse to the general credit of the Company.

In April 2004, the FASB issued Staff Position No. 129-1 (FSP 129-1), “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities.”  This FSP requires the disclosure provisions of Statement No. 129 to apply to all existing and newly created contingently convertible securities and to their potentially dilutive effects on earnings per share.  The Company does not have any contingently convertible securities at June 30, 2004.

5.     Inventories

Inventories consist of the following:

	June 30, 2004	December 31, 2003
Raw material	$29,413	$24,745
Work-in-process	13,175	7,529
Finished goods	31,558	24,167

	$74,146	$56,441

6.     Line of Credit

On February 8, 2002, the Company entered into a three-year $25 million credit agreement, which is collateralized by accounts receivable and inventory. Interest on any borrowing under the line will accrue at the rate of interest equal to either the adjusted LIBOR rate plus 1.5%, the prime rate or the fixed rate (as set by the bank). The rate will depend upon the terms of the selected borrowings. The agreement has covenants which require the maintenance of certain financial ratios including leverage, consolidated debt and asset coverage, as defined. At June 30, 2004 and December 31, 2003, there were no outstanding borrowings under the line of credit.

7.     Transactions Between the Company and Related Parties

The following is a summary of related party transactions:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net sales to subsidiaries of Hexal AG	$484	162	$1,048	162
Purchases of products and supplies from subsidiaries of Hexal AG	738	83	1,345	318
Hexal AG reimbursement to the Company for expenditures that were made on Hexal AG’s behalf	—	—	574	—
Company’s reimbursement to Hexal AG for expenditures that were made on the Company’s behalf	—	27	90	27
Cyclosporine agreements with Hexal AG(1)	1,137	1,788	2,357	3,131
Fees incurred under product development agreements with Hexal AG	416	—	716	—

(1)   Under agreements with Hexal AG, the Company pays Hexal AG based on sales of specific products, which were developed using Hexal AG’s patented technology.

At June 30, 2004 and December 31, 2003, the Company had a payable to Hexal AG of approximately $2,045 and $1,102, respectively, included in accrued liabilities.

At June 30, 2004 and December 31, 2003, the Company had receivables from subsidiaries of Hexal AG of approximately $408 and $120, respectively, included in prepaid expenses and other current assets.

8.     Litigation

Product Liability Litigation

Fen-phen Litigation

Since May 1997, the Company and certain of its customers have been named as defendants in numerous product liability lawsuits, some of which are class actions, filed in various state and federal courts in connection with its manufacture of Phentermine Hydrochloride.  These lawsuits typically name as a defendant Wyeth (formerly American Home Products Corporation), the manufacturer of two anti-obesity drugs, Fenfluramine and Dexfenfluramine, and also name manufacturers, distributors and retailers of Phentermine.  Fenfluramine and Phentermine were prescribed in combination in an off-label use commonly called “fen-phen,” while Dexfenfluramine was generally prescribed alone, but occasionally in combination with Phentermine.  In September 1997, the manufacturer of Fenfluramine and Dexfenfluramine agreed with the U.S. Food and Drug Administration (“FDA”) to voluntarily withdraw both products from the market.  The FDA has not requested that Phentermine be withdrawn from the market.

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

As of June 30, 2004, the Company had been named and served in approximately 7,207 fen-phen product liability cases.  Approximately 91% of these cases have been dismissed. Since the beginning of the fen-phen litigation, only one case has gone to trial with the Company and its distributors as defendants. The case against the Company and all the Phentermine defendants, including other Phentermine manufacturers and distributors, was dismissed on motion before the presentation of any evidence.

While the number of lawsuits being filed has decreased substantially, the Company expects additional, similar lawsuits to be filed.  The Company and its outside counsel believe that the Company has substantial defenses to these claims, though the ultimate outcome cannot be determined. As of June 30, 2004, there had been no finding of liability for fen-phen injury against the Company and no payment by the Company to settle any combination-related fen-phen lawsuit. No provision for any related liability has been reflected in the Company’s financial statements.

Phentermine Litigation

The Company has been named as a defendant in several cases in which the plaintiffs allege injury from the use of Phentermine alone, and in one instance the Company was named as a third-party defendant in a medical malpractice case in which negligent prescription of Phentermine was alleged.  A number of these claims have been dismissed in the Company’s favor, and as of June 30, 2004 only one such claim remained pending.

Because discovery has not been completed in this pending case, predicting the ultimate outcome of this action is not possible, and no provision for any related liability has been reflected in the Company’s financial statements.  The Company believes it has substantial defenses to this claim.

Net sales of Phentermine by the Company were approximately $3,200 and $4,900 for the six months ended June 30, 2004 and 2003, respectively, and $1,700 and $2,400 for the three months ended June 30, 2004 and 2003, respectively.

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

To date, the Company has been named in five lawsuits alleging injury or wrongful death from the use of Company-manufactured pharmaceuticals containing PPA.  As of June 30, 2004, all but two PPA cases against the Company had been dismissed or discontinued.  Discovery in these lawsuits is incomplete, and predicting the ultimate outcome of these actions is not possible.  The Company believes its product liability insurance is adequate to cover existing PPA claims and, consequently, no provision for any related liability has been reflected in the Company’s financial statements.

The Company was also named as a defendant in April 2004 in a lawsuit alleging injury from the use of Company-manufactured Desipramine, which has been settled in principle for a nominal amount.  The Company was also named defendant in May 2004 in a product liability lawsuit in which the plantiff alleges injury from the use of Company-manufactured Lisinopril-HCTZ.  Discovery in this case continues, and the Company believes it would be premature to express a judgment as to its outcome.  Finally, a lawsuit filed against the Company in 2003 alleging injury from the use of Company-manufactured Amiodarone was settled in principle in July 2004 for a nominal amount.

Patent Infringement Litigation

In August 2000, Novartis Pharmaceuticals Corporation (“Novartis”) filed a complaint in the United States District Court for the District of Delaware alleging, among other things, that the Company’s generic Cyclosporine product infringes a patent owned by Novartis.  In December 2002, the United States District Court for the District of Delaware granted the Company’s motion for summary judgment of non-infringement of the patent.  In April 2004, the United States Court of Appeals for the Federal Circuit affirmed the judgment of the Delaware district court that the Company’s generic Cyclosporine product does not infringe Novartis’ patent.  Novartis’ request for a rehearing by the United States Appeals Court en banc is still pending.  The Company’s potential liability and expenses in this matter are not covered by insurance.  An adverse outcome in this litigation could result in the Company being unable to market Cyclosporine, which could materially harm profits and cash flows, and could result in paying damages, costs, expenses and fees that could have a material adverse impact on the Company’s financial performance.

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

The Company has denied that it has infringed any valid patent claims asserted by Apotex and has alleged affirmatively, among other things, that the patent is invalid and that it is not infringed by the Company’s manufacture, sale or offer to sell its Cyclosporine capsules.

In November 2000, Glaxo filed suit against the Company in the United States District Court for the Southern District of New York alleging infringement of two patents based on the Company’s filing of an Abbreviated New Drug Application (“ANDA”) to market generic Bupropion Hydrochloride 100 mg and 150 mg ER (extended release) tablets.  In April 2004, a Stipulation and Order was entered in the United States District Court for the Southern District of New York, terminating all pending claims and counterclaims in the patent infringement litigation that Glaxo brought against the Company in November 2000, concerning the Company’s Bupropion HCl, ER 100 mg and 150 mg tablets (generic equivalents of Glaxo’s Wellbutrin SRÒ 100 mg and 150 mg tablets).  Under the terms of the Stipulation and a separate Settlement Agreement, Glaxo agreed to drop any further effort to pursue its claim that the Company’s Bupropion HCl, ER 100 mg and 150 mg tablets infringe Glaxo’s patents.  The Company received $3,000 as part of the Settlement Agreement which was recorded as other income in the quarter ended June 30, 2004.

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

In July 2004, the U.S. District Court for the Eastern District of New York ruled on a pending patent infringement case that involved itraconazole capsules.  The suit filed in April 2001, by Janssen Pharmaceutica, N.V. (“Janssen”) claimed that the Company’s filing of an ANDA for Itraconazole capsules infringed its patent.  The District Court ruling found that the Company’s ANDA product did not infringe the patent, but the Court did not invalidate the patent.  Janssen had indicated that they will appeal the District Court decision of non-infringement.

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

9.     Contingencies

Medicaid Rebates

The Omnibus Budget Reconciliation Act of 1990, effective January 1, 1991, as amended, requires drug companies to enter into a rebate agreement with the Centers for Medicare and Medicaid Services (formerly called the Health Care Financing Administration) of the Federal government.  The rebate agreement states that drug companies must pay rebates to states for drugs (prescription, non-prescription or biological products) sold to Medicaid recipients.  At June 30, 2004 and December 31, 2003, $5,743 and $4,009, respectively, are included in accrued liabilities as the estimated liability for Medicaid rebates.

The Attorneys General in at least six states, including the State of Florida, sent letters to numerous pharmaceutical manufacturers during December 2003 instructing them to maintain all records relating to their reporting of pricing information under the Medicaid Drug Rebate Statute. The letters state that the document retention demand is in furtherance of an ongoing investigation of the manufacturers’ compliance with Medicaid drug rebate program requirements.  The Company received letters from some, but not all, of the states believed to be involved, including the State of Florida.  The Company believes these letters may have been motivated, at least in part, by a federal regulation published in August 2003 that, effective January 1, 2004, would have limited the document retention provisions under the federal Medicaid Drug Rebate Statute to three years unless the records are the subject of an audit or a government investigation of which the manufacturer is aware. That regulation was amended, effective January 6, 2004, to substitute a ten-year record retention requirement.  The State of Florida issued subpoenas to six manufacturers requesting documents relating to their pricing and discounting practices in July 2004.  The Company has not received any subpoenas, informal document requests, or any other communications from federal or state enforcement authorities that suggest an investigation of its Medicaid drug rebate reporting practices or its pricing practices is under way. The Company believes it operates in compliance with the requirements of the Medicaid Drug Rebate Statute.

State Medicaid Claims

Eon Labs Holdings, Inc. purchased Major Pharmaceuticals, Inc. (“Major”), a distributor of drug products, in 1991 and sold Major in 1995.  At the time of the sale, EHI established an escrow account to cover any Medicaid drug rebate liabilities incurred by Major prior to the sale.

As of June 30, 2004, the recorded liability for such claims is $817, which management believes is adequate to resolve such matters.  The Company has approximately $684 as of June 30, 2004, in an escrow account to fund any such claims.

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

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003

Net sales.  Net sales increased 41.2% to $211.2 million for the six months ended June 30, 2004 from $149.5 million in the comparable period in 2003.  The majority of the sales growth was attributable to sales of Bupropion HCl, ER 100 mg and 150 mg tablets which were introduced during the first quarter of 2004.  Other products introduced at the end of or subsequent to June 30, 2003 that also contributed to the increase in net sales include Midodrine HCl, Metolazone USP, Mirtazapine, Benazepril HCl and Benazepril/HCTZ.

Gross profit.  Gross profit as a percentage of net sales increased to 59.7% for the six months ended June 30, 2004 from 53.5% in the comparable period in 2003.  The increase was primarily due to the benefit of a favorable product mix, principally from the introduction of Bupropion HCl, ER and increased utilization of manufacturing capacity, principally at our North Carolina facility.  The Company’s gross profit margins are dependent on several factors, including product sales mix, cost, volumes and competitive activity.

Amortization of other intangibles.  Amortization of other intangible assets was $1.9 million for the six months ended June 30, 2004 and for the comparable period in 2003.

Other selling, general and administrative.  Other selling, general and administrative expenses increased $11.3 million to $25.4 million for the six months ended June 30, 2004 from $14.1 million for the comparable period in 2003.  Expenses for the six months ended June 30, 2003 were reduced by a $3.5 million recovery of legal fees related to Nabumetone litigation.  Excluding the recovery of legal fees, other selling, general and administrative expenses increased by $7.8 million or 0.3% as a percentage of net sales.  The increase, excluding the recovery of legal fees, is primarily attributable to increases of $1.9 million for insurance expense due to higher insurance premiums for product liability and directors’ and officers’ coverage, $2.8 million for higher legal costs primarily associated with patent infringement litigation, $1.4 million in compensation costs and $1.7 million in other expenses.

Research and development.  Research and development expenses increased $2.9 million to $12.3 million for the six months ended June 30, 2004 compared to $9.3 million for the comparable period in 2003.  Increases in bio-studies expense, purchases of research and development materials, and expenses relating to the completion of defined milestones under third-party product development agreements totaled $1.5 million.  The remaining $1.4 million of this increase is related to increases for various other items.  These increases include increases in personnel costs, supplies, depreciation and other internal costs.

Operating income.  Operating income increased $31.9 million to $86.6 million for the six months ended June 30, 2004 from $54.8 million for the comparable period in 2003.  The increase in operating income was the result of increased sales and gross profit, offset by increases in other selling, general and administrative expenses and research and development costs.

Interest income (expense).  Net interest income for the six months ended June 30, 2004 was $0.9 million compared to net interest income of $0.4 million in the comparable period in 2003 due to the elimination of outstanding debt, which decreased interest expense by $0.3 million, and an increase in interest income of $0.3 million, which is the result of higher investment balances.

Other income, net.  Other income for the six months ended June 30, 2004, was $13.0 million, including a $10.0 million settlement received from Glaxo in exchange for the Company agreeing to the dismissal of the its complaint against Glaxo for the malicious prosecution of its earlier suit against the Company, which claimed the Company’s Nabumetone product infringed Glaxo’s patent.  Other income for this period also includes a $3.0 million bond received from Glaxo to settle all patent infringement litigation relating to Bupropion HCl, ER 100 mg and 150 mg tablets.  Other income for the six months ended June 30, 2003 was approximately $0.1 million.

Taxes on income.  Taxes on income increased $17.4 million to $39.5 million during the six months ended June 30, 2004 from $22.1 million for the comparable period in 2003.  The increase was the result of higher pre-tax income for 2004.  The effective tax rate decreased to 39.3% from 40.0% due principally to lower state and local taxes in 2004.

Net income.  Net income increased $28.0 million to $61.1 million for the six months ended June 30, 2004 from $33.1 million in the comparable period in 2003 for the reasons described above.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2003

Net sales.  Net sales increased 35.9% to $107.0 million for the three months ended June 30, 2004 from $78.7 million in the comparable period in 2003.  The majority of the sales growth was attributable to the introduction of Bupropion HCl, ER 100 mg and 150 mg tablets which were introduced during the first quarter of 2004.  Other products introduced at the end of or subsequent to June 30, 2003 that contributed to the increase in net sales include Midodrine HCl, Metolazone USP, Mirtazapine, Benazepril HCl and Benazepril/HCTZ.

Gross profit.  Gross profit as a percentage of net sales increased to 59.7% for the three months ended June 30, 2004 compared to 52.9% in the comparable period in 2003.  The gross margin for the quarter ended June 30, 2004 reflected the benefit of a favorable product mix, principally from the introduction of Bupropion HCl, ER, and increased utilization of manufacturing capacity, principally at our North Carolina facility.  The Company’s gross profit margins are dependent on several factors, including product sales mix, cost, volumes and competitive activity.

Amortization of other intangibles.  Amortization of other intangible assets was $0.9 million for the three months ended June 30, 2004 and for the comparable period in 2003.

Other selling, general and administrative.  Other selling, general and administrative expenses increased $7.1 million to $12.4 million for the three months ended June 30, 2004 from $5.3 million for the comparable period in 2003.  Expenses for the three months ended June 30, 2003 were reduced by a $3.5 million recovery of legal fees related to Nabumetone litigation.  Excluding the recovery of legal fees, other selling, general and administrative expenses increased by $3.6 million or 0.4% as a percentage of net sales.  The increase, excluding the recovery of legal fees, is primarily attributable to increases of $0.8 million for insurance expense due to higher insurance premiums for product liability and directors’ and officers’ coverage, $1.5 million for higher legal costs primarily associated with patent infringement litigation, $0.3 million in compensation costs and $1.0 million in other expenses.

Research and development.  Research and development expenses increased 17.8% to $6.7 million for the three months ended June 30, 2004 from $5.7 million for the comparable period in 2003.  The increase in research and development spending is due primarily to an $0.8 million increase in expense for the purchase of research and development materials and the associated labor and overhead used in the production of research batches.  The remaining $0.2 million increase is related to increases in various other items.

Operating income.  Operating income increased $14.2 million to $43.9 million for the three months ended June 30, 2004 from $29.7 million for the comparable period in 2003.  The increase in operating income was the result of increased sales and gross profit, offset by increases in other selling, general and administrative expenses and research and development costs.

Interest income (expense).  Net interest income for the three months ended June 30, 2004 was $0.5 million compared to net interest income of $0.3 million in the comparable period in 2003.  Interest income increased by $0.2 million, the result of higher investment balances.

Other income, net.  Other income for the three months ended June 30, 2004, was $3.0 million, which represents a $3.0 million bond received from Glaxo to settle all patent infringement litigation relating to Bupropion HCl, ER 100 mg and 150 mg tablets.  Other income for the three months ended June 30, 2003 was approximately $0.1 million.

Taxes on income.  Taxes on income increased $6.6 million to $18.6 million during the three months ended June 30, 2004 from $12.0 million for the comparable period in 2003.  The increase was the result of higher pre-tax income for 2004.  The effective tax rate decreased to 39.2% from 40.0% due principally to lower state and local taxes in 2004.

Net income.  Net income increased $10.8 million to $28.8 million for the three months ended June 30, 2004 from $18.0 million in the comparable period in 2003 for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $101.1 million at June 30, 2004, as compared to $43.9 million at December 31, 2003.  Additionally, the Company had investments in marketable debt securities of $73.1 million at June 30, 2004, as compared to $115.3 million at December 31, 2003.

The Company has a three-year $25 million credit facility which expires on February 8, 2005. Under this facility, the Company can borrow at LIBOR plus 1.5%, the bank’s prime rate or a fixed rate. The credit facility, which is for working capital purposes, had no outstanding borrowings against it at June 30, 2004 and December 31, 2003, respectively.

Stockholders’ equity increased to $383.8 million at June 30, 2004 from $328.8 million at December 31, 2003.  The increase in Stockholders’ equity was comprised primarily of net earnings of $61.1 million for the six months ended June 30, 2004 offset by net purchases of $5.8 million of treasury shares.

For the six months ended June 30, 2004, cash increased by $57.2 million.  Operations generated $29.8 million of cash, comprised of net earnings of $61.1 million, non-cash items totaling $27.9 million, and an increase in working capital of $59.3 million.  Working capital is defined as current assets (excluding cash and cash equivalents, investments and restricted cash) less current liabilities.  The increase in working capital resulted primarily from increases in accounts receivable, inventory and other assets of $41.1 million, $17.7 million, and $1.6 million, respectively, and a decrease in accrued liabilities of $1.9 million.  A decrease in prepaid expenses and other current assets of $1.9 million and an increase in accounts payable of $1.1 million partially offset the other working capital increases.  The increases in accounts receivable and inventory are attributed to increased sales.  The increase in other assets is attributed to the timing of deposits for future purchases.  The decrease in accrued liabilities is due to a decrease in reserve for returns.  The decreases in prepaid expenses and other current assets and increase in accounts payable were due to amortization of prepaid insurance and timing of payments, respectively.

Investing activities provided $37.9 million of cash for the six months ended June 30, 2004.  Approximately $41.8 million represented net sales of short-term investment grade debt securities during the six months ended June 30, 2004 offset by $3.9 million used for capital expenditures.  The capital expenditures relate primarily to equipment required to support increased production volume in the Company’s North Carolina facility.

Financing activities consumed $10.4 million of cash during the six months ended June 30, 2004.  The purchase of treasury shares consumed $11.2 million.  Other financing activities generated $0.8 million, of which $0.7 million represents cash proceeds received from employees who exercised stock options.

The Company is involved in various product liability and patent litigation not covered by insurance. Adverse rulings in litigation related to product liability could result in the Company paying damages and expenses that could have a material adverse effect on the Company’s financial performance.

An adverse outcome in patent litigation with Novartis and Apotex involving Cyclosporine capsules could result in the Company not being able to market this product, which could materially harm its profits and cash flows.  Furthermore, an adverse outcome in either matter could result in the Company paying damages, costs, expenses and fees that could have a material adverse impact on its financial performance.

In December 2002, the United States District Court for the District of Delaware granted the Company’s motion for summary judgment of non-infringement of the patent with respect to the Novartis matter.  In April 2004, the United States Court of Appeals for the Federal Circuit affirmed the judgment of the Delaware district court that the Company’s generic Cyclosporine product does not infringe Novartis’ patent.  Novartis’ request for a rehearing by the United States Court of Appeals is pending.

The Company has denied that it has infringed any valid patent claims asserted by Apotex, and has alleged affirmatively, among other things, that the patent is invalid and is not infringed by the Company’s manufacture, sale or offer to sell its Cyclosporine capsules.  Discovery for this case is ongoing and is to continue through December 31, 2004.  The Company expects to go to trial during the second quarter of 2005.

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

Shelf stock adjustments are provided following a reduction in the prices of the Company’s products due to the competitive environment. Such adjustments are credited to the Company’s customers based on their on-hand inventory quantities. Reserves are generally established when the Company reduces its prices.

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

Impact Of Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. (“Fin”) 46, “Consolidation of Variable Interest Entities” (as revised by Fin 46R). This interpretation, as revised, provides guidance with respect to the consolidation of certain entities, referred to as variable interest entities (“VIE”), in which an investor is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the VIE’s residual returns. This interpretation also provides guidance with respect to the disclosure of VIEs in which an investor maintains an interest, but is not required to consolidate. The provisions of the interpretation are effective immediately for all VIEs created after January 31, 2003, or in which the Company obtains an interest after that date. For VIEs created before February 1, 2003, the provisions are effective July 1, 2003. In November 2003, the Company invested $1.2 million for 50% ownership in an entity formed to provide research and development services for the Company as well as third parties. It has been determined that such investee is deemed a VIE, which has been consolidated in the Company’s financial statements. The net assets and result of operations of this entity were not significant to the Company in 2004.  Creditors, or beneficial interest holders, of the consolidated VIE have no recourse to the general credit of the Company.

In April 2004, the FASB issued Staff Position No. 129-1 (FSP 129-1), “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities.”  This FSP requires the disclosure provisions of Statement 129 to apply to all existing and newly created contingently convertible securities and to their potentially dilutive effects on earnings per share.  The Company does not have any contingently convertible securities at June 30, 2004.

Off-Balance Sheet Arrangements

None.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following discusses the Company’s exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates.  The Company does not believe that its exposure to market risk is material.

As of June 30, 2004, the Company had cash and cash equivalents of $101.1 million.  Cash equivalents are interest-bearing investment grade securities, primarily short-term, highly liquid investments with maturities at the date of purchase of less than 90 days.  In addition, the Company currently owns $73.1 million in publicly traded debt securities with an average maturity of approximately 231 days, which are subject to market fluctuations.

These investments are subject to interest rate risk and will decrease in value if market interest rates increase.  A hypothetical increase in the market interest rates by 10 percent from the rates in effect on the date of this Form 10-Q would cause the fair value of these short-term investments to decline by an immaterial amount.  The Company has the ability to hold these investments until maturity, and therefore it does not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates.  Declines in interest rates over time will, however, reduce the Company’s interest income.

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

•      changes in the Company’s growth rates or the growth rate of the Company’s competitors;

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In April 2004, a Stipulation and Order (the “Stipulation”) was entered in the United States District Court for the Southern District of New York, terminating all pending claims and counterclaims in a patent infringement litigation that Glaxo brought against the Company in November 2000, concerning the Company’s Bupropion HCl, ER 100 mg and 150 mg tablets (generic equivalents of Glaxo’s Wellbutrin SRÒ 100 mg and 150 mg tablets). Under the terms of the Stipulation and a separate settlement agreement (the “Settlement Agreement”), Glaxo agreed to drop any further effort to pursue its claim that the Company’s Bupropion HCl, ER 100 mg and 150 mg tablets infringe Glaxo’s patents.  In April 2004, the Company received $3.0 million as part of the Settlement Agreement.  The $3.0 million received was recorded as other income by the Company in the quarter ended June 30, 2004.

In April 2001, Janssen filed suit against the Company in the U.S. District Court for the Eastern District of New York claiming that the Company’s filing of an ANDA for Itraconazole capsules infringed their patent.  In July 2004, the District Court found that the Company’s ANDA product did not infringe the patent, but the Court did not invalidate the patent.  Janssen has indicated that they will appeal the District Court decision of non-infringement.

ITEM 2 – CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The following table sets forth the repurchases of shares of the Company’s common stock made during the quarter ended June 30, 2004:  (1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2004 - April 30, 2004	29,000	$33.17	29,000	158,500
May 1, 2004 - May 31, 2004	112,760	33.88	112,760	45,740
June 1, 2004 - June 30, 2004	22,500	38.32	22,500	—
Total	164,260	$34.36	164,260	—

(1) In April 2003, the Company’s Board of Directors approved the repurchase of up to 600,000 shares of the Company’s common stock.  In February 2004, the Company adopted a plan to repurchase up to 187,500 shares through March 31, 2004.  In April 2004, the Company adopted a plan to repurchase up to 187,500 shares through June 30, 2004.  Depending on market conditions, the Company also expects to conduct purchases in the open market and in privately negotiated transactions from time to time during its normal trading window and may enter into future plans to repurchase shares.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on May 28, 2004, at which meeting the following actions were taken (the tabulations of the votes with respect to each action have been adjusted to reflect the 2-for-1 stock split declared May 2004 and effected on June 1, 2004 in the form of a 100% stock dividend for stockholders of record as of the close of business on May 17, 2004):

The following director was elected to serve for a term of office expiring in 2007:

	Votes For	Votes Withheld

Thomas Strüngmann, Ph.D.	71,567,236	15,177,582

As described in the Notice of Annual Meeting and Proxy Statement, abstentions and broker non-votes were not calculated in the election of directors.

A proposal by the Board of Directors to approve an amendment to the Company’s Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 70 million to 100 million shares was approved by the stockholders.  The stockholders cast 86,481,276 votes in favor of this proposal and 235,644 votes against.  There were

27,898 abstentions.  As described in the Notice of Annual Meeting and Proxy Statement, broker non-votes were not included for purposes of calculating votes on this matter.

A proposal by the Board of Directors to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the year ending December 31, 2004 was approved by the stockholders.  The stockholders cast 85,692,236 votes in favor of this proposal and 1,047,284 votes against.  There were 5,298 abstentions.  As described in the Notice of Annual Meeting and Proxy Statement, broker non-votes were not included for purposes of calculating votes on this matter.

ITEM 5 - OTHER INFORMATION

Audit Committee Pre-Approval of Non-Audit Services

During the quarter ended June 30, 2004 the Company’s Audit Committee pre-approved one category of audit-related services for $225,000.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

31.1         Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2         Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1         Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2         Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K

On April 22, 2004, the Company filed a Current Report on Form 8-K reporting the Press Release regarding earnings for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eon Labs, Inc.

August 9, 2004	By:	/s/ Bernhard Hampl, Ph.D.
Bernhard Hampl, Ph.D.
President, Chief Executive Officer and Director

August 9, 2004	By:	/s/ William F. Holt
William F. Holt
Chief Financial Officer