Form 10-Q
period 2005-03-31
EON LABS INC
filed 2005-05-10
CIK 1168061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31333

For the quarterly period ended March 31, 2005

Eon Labs, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3653818
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

1999 Marcus Avenue Lake Success, New York	11042
(Address of Principal Executive Offices)	(Zip Code)

(516) 478-9700
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

As of May 5, 2005, there were 88,884,164 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

Eon Labs, Inc. and Subsidiaries
Table of Contents

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004

Condensed Consolidated Statements of Income (unaudited) for the Three Months Ended March 31, 2005 and March 31, 2004

Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2005 and March 31, 2004

Notes to Condensed Consolidated Financial Statements (unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

ITEM 4.	Controls and Procedures

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 5.	Other Information

ITEM 6.	Exhibits

SIGNATURES

EXHIBIT 31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Eon Labs, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$63,290	$59,500
Investments	165,696	136,252
Accounts receivable, net	51,032	68,010
Inventories	85,866	72,465
Deferred tax assets, net	62,945	62,955
Prepaid expenses and other current assets	7,966	20,788

Total current assets	436,795	419,970

Property, plant and equipment, net	53,248	52,481
Goodwill	42,734	42,734
Other intangible assets, net	21,307	22,247
Other assets	9,155	7,742

Total assets	$563,239	$545,174

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$11,972	$11,987
Accrued liabilities	72,097	81,265

Total current liabilities	84,069	93,252

Long-term liabilities
Deferred tax liabilities, net	7,355	7,355
Deferred revenue	125	151
Other	1,202	892

Total liabilities	92,751	101,650

Contingencies (Notes 9 and 10)

Stockholders’ equity
Common stock, par value $.01 per share; 100,000,000 shares authorized; 89,012,924 and 88,982,924 shares issued; 88,884,164 and 88,830,564 shares outstanding at March 31, 2005 and December 31, 2004, respectively	890	890
Preferred stock, par value $.01 per share; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	193,010	192,767
Retained earnings	281,204	255,125
Accumulated other comprehensive loss	(150)	(8)
	474,954	448,774
Less:
Treasury stock, at cost, 128,760 and 152,360 shares at March 31, 2005 and December 31, 2004, respectively	(4,466)	(5,250)
Total stockholders’ equity	470,488	443,524
Total liabilities and stockholders’ equity	$563,239	$545,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eon Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(dollars in thousands, except per share amounts) (unaudited)

	For the three months ended March 31,
	2005	2004

Net sales	$101,048	$104,229
Cost of sales	41,652	42,921

Gross profit	59,396	61,308

Operating expenses
Selling, general and administrative	10,953	12,983
Research and development	4,954	5,570
Merger related costs	2,976	—

Total operating expenses	18,883	18,553

Operating income	40,513	42,755

Other income, net
Interest income	954	448
Other (expense) income, net	(4)	10,022

Total other income, net	950	10,470

Income before provision for income taxes	41,463	53,225

Provision for income taxes	(15,384)	(20,908)

Net income	$26,079	$32,317

Net income per common share
Basic	$0.29	$0.36
Diluted	$0.29	$0.36

Weighted average common shares outstanding
Basic	88,841,105	88,710,774
Diluted	90,608,434	90,778,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eon Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(dollars in thousands) (unaudited)

	For the three months ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$26,079	$32,317
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for customer allowances	—	4,844
Depreciation and amortization	2,820	2,550
Deferred income taxes	10	735
Amortization of deferred compensation	—	46
Amortization of deferred revenue	—	(58)
Loss on foreign currency translation	—	(12)
Tax benefit from exercises of stock options	354	3,368
Changes in assets and liabilities:
Accounts receivable	16,978	(18,136)
Inventories	(13,401)	(5,522)
Prepaid expenses and other current assets	12,807	2,218
Other assets	—	(564)
Accounts payable	(14)	(1,981)
Accrued liabilities	(9,286)	6,629
Deferred revenue and other long term liabilities	94	—
Net cash provided by operating activities	36,441	26,434

Cash flows from investing activities
Capital expenditures	(4,062)	(1,860)
Net purchases of short-term investments	(29,617)	11,478
Net cash (used in) provided by investing activities	(33,679)	9,618

Cash flows from financing activities
(Increase) Decrease in restricted cash	(3)	65
Proceeds from exercises of stock options	673	635
Purchase of treasury shares	—	(5,547)
Other	191	—
Net cash provided by (used in) financing activities	861	(4,847)
Effect of exchange rate changes on cash and cash equivalents	167	—

Net increase in cash and cash equivalents	3,790	31,205

Cash and cash equivalents at beginning of period	59,500	43,852

Cash and cash equivalents at end of period	$63,290	$75,057

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

On February 20, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Novartis Corporation, a New York corporation (“Novartis”), Zodnas Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Novartis (“Merger Sub”), and, solely with respect to its guarantee of Novartis’s and Merger Sub’s obligations thereunder, Novartis AG, a Swiss corporation (“Parent”).  See Note 11 for additional information regarding the Merger Agreement.

2.                   Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Eon Labs, Inc. and its subsidiaries without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company’s financial position as of March 31, 2005 and results of its operations and cash flows for the periods presented.  The consolidated balances as of December 31, 2004 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2004.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year.

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

Accounts receivable is presented net of allowances for discounts, rebates, contract pricing adjustments and doubtful accounts, which were $123,181 and $138,022 at March 31, 2005 and December 31, 2004, respectively.

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

Accrued liabilities include $55,833 and $67,435 for returns, promotional incentives and Medicaid rebates at March 31, 2005 and December 31, 2004, respectively.

Shipping and Handling Costs

The Company classifies shipping and handling costs as part of selling, general and administrative expenses.  Shipping and handling costs were $1,359 and $1,315 for the three months ended March 31, 2005 and 2004, respectively.

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

The book value of such securities exceeded market value by $466 at March 31, 2005 and $292 at December 31, 2004.  The book value of such securities exceeded market value by $59 at March 31, 2004.

Comprehensive Income

Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting Comprehensive Income,” requires reporting and displaying comprehensive income and its components, which for the Company includes net income, unrealized gains and losses, net of tax, on available-for-

sale securities and foreign currency translation gains and losses.  Total comprehensive income was $25,937 and $29,962 for the three months ended March 31, 2005 and 2004, respectively.  In accordance with SFAS No. 130, the accumulated unrealized gains (losses) on available-for-sale securities and gains (losses) on foreign currency translation are shown as a separate component of stockholders’ equity.

Other Income

Other income for the three months ended March 31, 2004 includes the receipt of a $10,000 settlement from GlaxoWellcome Inc. (“Glaxo”), in exchange for agreeing to the dismissal of the Company’s complaint against Glaxo for malicious prosecution of an earlier suit against the Company, which claimed the Company’s Nabumetone product infringed Glaxo’s patent.  See Note 9.

Merger-Related Costs

For the first quarter ended March 31, 2005, merger-related costs, primarily legal and investment banking fees, of $3.0 million were expensed as incurred in connection with the pending acquisition of the Company by Novartis AG.  See Note 11.

Reclassifications

Amortization of other intangibles of $940 for the three months ended March 31, 2004 previously included in selling, general and administrative expenses has been reclassified to cost of sales.

3.                   Stockholders’ Equity

Stock Split

On June 1, 2004, Eon distributed approximately 44.5 million additional shares of common stock in order to effect a 2-for-1 stock split declared in May 2004.  The stock split was effected in the form of a 100% stock dividend for stockholders of record at the close of business on May 17, 2004.  All share and per share data have been retroactively restated to reflect the impact of the stock split.

Additional Paid-In Capital

Additional paid-in capital increased by $243 to $193,010 at March 31, 2005 from $192,767 at December 31, 2004.  The increase is the result of $673 of proceeds from the exercise of employee stock options and $354 of tax benefits associated with these transactions offset by the reissuance of $784 of treasury shares.

Stock Options

During the three months ended March 31, 2005, options to purchase 585,000 shares of common stock at an average exercise price of $28.75 per share were granted.  The stock options granted are exercisable for up to 10 years following the date of the grant.  Except for 60,000 options, which vested immediately upon grant, the options vest and become exercisable at the rate of 20% per year.

During the three months ended March 31, 2005, 53,600 options with a weighted-average exercise price of $12.59 were exercised and 150,000 options were cancelled.

Deferred Stock-Based Compensation

The Company recorded amortization for deferred stock compensation of $46 for the three months ended March 31, 2004.

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

The fair value of the options was determined using the Black-Scholes option-pricing model with the following assumptions:

	March 31, 2005	March 31, 2004

Dividend yield	0%	0%
Volatility	45%	45%
Risk-free interest rate	3.54%	3.41%
Expected life	5 years	5 years

A reconciliation of the Company’s net earnings to pro forma net earnings and the related pro forma earnings per share amounts for the three months ended March 31, 2005 and 2004 is provided below.  For purposes of pro forma disclosure, stock-based compensation expense is recognized in accordance with the provisions of SFAS No. 123.

	For the three months ended March 31,
	2005	2004

Net income, as reported	$26,079	$32,317
Add: Compensation expenses included in net income, net of related tax effect	—	28
Less: Adjustment to net income for pro forma stock-based compensation expenses, net of related tax effect	(1,115)	(922)

Pro forma net income	$24,964	$31,423

As reported net earnings per share:
Basic	$0.29	$0.36
Diluted	$0.29	$0.36

Pro forma net earnings per share:
Basic	$0.28	$0.35
Diluted	$0.28	$0.35

Stock Repurchase Program

In February 2004, the Company adopted a plan to repurchase up to 187,500 shares of the Company’s Common Stock through March 31, 2004.  In April 2004, the Company adopted a plan to repurchase up to 187,500 shares of the Company’s Common Stock through June 30, 2004. As of March 31, 2005, the Company had 128,760 treasury shares and does not expect to make any additional future purchases.  The repurchased shares have been accounted for as treasury shares and will be used to offset potential dilution from the exercise of outstanding stock options.

During the three months ended March 31, 2004, in accordance with these plans, the Company repurchased 187,500 of the Company’s Common Stock at an average price of $29.58 per share totaling $5,547.  These transactions are accounted for under the cost method.

4.                   Net Income Per Common Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of stock options.  Details of the calculations are as follows:

	For the three months ended March 31,
	2005	2004

Net income per share-basic:

Net income	$26,079	$32,317

Weighted average shares outstanding-basic	88,841,105	88,710,774
Net income per share-basic	$0.29	$0.36

Net income per share-diluted:

Net income	$26,079	$32,317

Weighted average shares outstanding-basic	88,841,105	88,710,774
Dilutive effect of stock options	1,767,329	2,067,632

Weighted average shares-diluted	90,608,434	90,778,406
Net income per share-diluted	$0.29	$0.36

Excluded from this earnings per share calculation are options to purchase 1,185,000 and 600,000 shares for the three months ended March 31, 2005 and 2004, respectively, as their impact would be anti-dilutive.

5.                   Adoption of New Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123(R) (revised December 2004), “Share-Based Payments” (“FAS 123(R)”), which requires companies to expense the value of employee and director stock options and similar awards. FAS 123(R) is effective for fiscal years beginning subsequent to June 15, 2005. The Company is reviewing the various implementation methods under this pronouncement.

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

In December 2004, the FASB issued FSP FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” to provide accounting guidance on the appropriate treatment of tax benefits generated by the enactment of the Act. The FSP requires that the manufacturer’s deduction be treated as a special deduction in accordance with SFAS 109 and not as a tax rate reduction.  Provisions in the American Jobs Creation Act of 2004 reduced the Company’s effective tax rate for the quarter ended March 31, 2005 by less than 1%.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (as revised by Fin No. 46R). This interpretation, as revised, provides guidance with respect to the consolidation of certain entities, referred to as variable interest entities (“VIEs”), in which an investor is subject to a majority of the risk of loss from the VIEs’ activities, or is entitled to receive a majority of the VIEs’ residual returns. This interpretation also provides guidance with respect to the disclosure of VIEs in which an investor maintains an interest, but is not required to consolidate. The provisions of the interpretation were effective immediately for all VIEs created after January 31, 2003, or in which the Company obtains an interest after that date. For VIEs created before February 1, 2003, the provisions were effective July 1, 2003. In November 2003, the Company invested $1,150 for 50% ownership in an entity formed to provide research and development services for the Company as well as third parties. It has been determined that such investee is deemed a VIE, which has been consolidated in the Company’s financial statements. The net assets and result of operations of this entity have not been material to the Company. Creditors, or beneficial interest holders, of the consolidated VIE have no recourse to the general credit of the Company.

6.                   Inventories

Inventories consist of the following:

	March 31, 2005	December 31, 2004
Raw material	$42,925	$39,279
Work-in-process	12,093	8,988
Finished goods	30,848	24,198

	$85,866	$72,465

7.                   Line of Credit

On February 8, 2002, the Company entered into a three-year $25 million credit agreement, which was amended and restated on July 30, 2004, extending the term of the agreement to December 31, 2007 and eliminating a security interest in the Company’s accounts receivable and inventories.  Interest on any borrowing under the line will accrue at the rate of interest equal to either the adjusted LIBOR rate plus 1.5%, the prime rate or the fixed rate (as set by the bank).  The rate will depend upon the terms of the selected borrowings.  There is an annual commitment fee of 0.2% on any unused portion of the line. The agreement has covenants which require the maintenance of certain financial ratios, including leverage, consolidated debt and minimum consolidated net worth, as further described therein.  At March 31, 2005 and December 31, 2004, there were no borrowings under the credit agreement.

8.                   Transactions Between the Company and Related Parties

The following is a summary of the Company’s related-party transactions:

	For the three months ended March 31,
	2005	2004
Net sales to subsidiaries of Hexal AG	$438	$564
Purchases of products and supplies from subsidiaries of Hexal AG	487	607
Hexal AG reimbursement to the Company for expenditures that were made on Hexal AG’s behalf	—	574
Company’s reimbursement to Hexal AG for expenditures that were made on the Company’s behalf	20	90
Cyclosporine agreements with Hexal AG(1)	563	1,220
Fees incurred under product development agreements with Hexal AG	—	300

(1)               Under agreements with Hexal AG, the Company pays Hexal AG based on sales of specific products, which were developed using Hexal AG’s patented technology.

At March 31, 2005 and December 31, 2004, the Company had a payable to Hexal AG of approximately $1,017 and $1,713, respectively, included in accrued liabilities.

At March 31, 2005 and December 31, 2004, the Company had receivables from subsidiaries of Hexal AG of approximately $515 and $104, respectively, included in prepaid expenses and other current assets.

9.                   Legal Proceedings

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

The plaintiffs in these cases (the “fen-phen cases”) typically allege that the short- and long-term use of Fenfluramine in combination with Phentermine causes, among other things, primary pulmonary hypertension, valvular heart disease and/or neurological dysfunction. Some lawsuits allege emotional distress caused by the purported increased risk of injury in the future.  Plaintiffs typically seek relief in the form of monetary damages (including economic losses, medical care and monitoring expenses, loss of earnings and earnings capacity, other compensatory damages and punitive damages), generally in unspecified amounts, on behalf of an individual or a class. Some actions seeking class certification ask for certain types of equitable relief, including, but not limited to, declaratory judgments and the establishment of a research program or medical surveillance fund. Certain companies that distributed or sold the Company’s Phentermine and are named as defendants in certain of these lawsuits seek a defense and indemnity from the Company.

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

In late 1999, Wyeth, the major defendant in the fen-phen litigation and the former manufacturer of both Fenfluramine and Dexfenfluramine, announced a proposed settlement of all fen-phen claims against it nationwide (excepting only claims for certain serious medical conditions). The U.S. District Court for the Eastern District of Pennsylvania, which supervises discovery of all federal fen-phen cases in a consolidated multidistrict litigation, certified a nationwide settlement class and approved the proposed settlement, which became final in January 2002. This settlement, which has been amended several times, has reduced the number of new cases in which the Company and its distributors have been named as defendants.

As of May 5, 2005, the Company had been named and served in over 7,100 fen-phen product liability cases. More than 97% of these cases have been dismissed, and the Company remains a defendant in approximately 178 pending fen-phen cases. Since the beginning of the fen-phen litigation, only one case has gone to trial with the Company and its distributors as defendants. In that instance, the case against the Company and all the Phentermine defendants, including other

Phentermine manufacturers and distributors, was dismissed on motion before the presentation of any evidence.

While the number of lawsuits being filed has decreased substantially, the Company expects additional, similar lawsuits to be filed. The Company and its outside counsel believe that the Company has substantial defenses to these claims, though the ultimate outcome cannot be determined. As of March 31, 2005, there had been no finding of liability for fen-phen injury against the Company and no payment by the Company to settle any combination-related fen-phen lawsuit.

Phentermine Litigation

The Company has been named as a defendant in several cases in which the plaintiffs allege injury from the use of Phentermine alone, and in one instance the Company was named as a third-party defendant in a medical malpractice case in which negligent prescription of Phentermine was alleged. A number of these claims have been dismissed in the Company’s favor, and as of March 31, 2005, only one such claim remained pending.

Because discovery has not been completed in this pending case, predicting the ultimate outcome of this action is not possible, and no provision for any related liability has been reflected in the Company’s financial statements. The Company believes it has substantial defenses to this claim.

Defense/Indemnity Issues Related to Fen-phen and Phentermine Litigation

In or about April 2000, the Company exhausted its product liability insurance covering all combination-related Phentermine lawsuits and any non-combination Phentermine lawsuits resulting from claims regarding the ingestion of Phentermine prior to June 1998. Since that time, the Company has funded its own defense in such lawsuits. However, pursuant to an October 1999 settlement with an insurance carrier, the Company has made insurance coverage claims for fen-phen claims filed on or after June 22, 2003, which allege fen-phen use prior to June 1998. These claims were settled during the third quarter of 2004 for a one-time payment of approximately $1.4 million that was used to defray fen-phen defense costs. Additionally, the Company agreed to fund or partially fund the defense of certain of its distributors and to indemnify them, provided certain conditions are met. Furthermore, the Company has reached favorable defense/indemnity agreements with several retailers of the Company’s Phentermine products.

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

To date, the Company has been named in five lawsuits alleging injury or wrongful death from the use of Company-manufactured pharmaceuticals containing PPA.  As of March 31, 2005, all but two PPA cases against the Company had been dismissed or discontinued.  Lawsuits filed in 2002 in the New York Supreme Court and in 2003 in the U.S. District Court for the District of Maryland, which was later transferred to the U.S. District Court for the Western District of Washington, remain pending.  Discovery in these lawsuits is ongoing, and predicting the ultimate outcome of these actions is not possible.  The Company believes its product liability insurance is adequate to cover existing PPA claims.

In May 2004, the Company was also named defendant in a product liability lawsuit in the U.S. District Court for the Northern District of Ohio in which the plaintiff alleges injury from the use of Company-manufactured Lisinopril/HCTZ.  As the Company product liability insurance policy is a claims made policy, the insurance coverage available to the Company is the amount that was in effect on the date the claim was made. The policies in effect at the time the claim was made provided for $50.0 million of coverage with a self-insured retention of $100,000. Discovery in this case continues, and the Company believes it would be premature to express a judgment as to its outcome.

The Company has been named as a defendant in several lawsuits in which plaintiffs allege that Company-manufactured Amiodarone caused injury or death.  As of March 31, 2005, the Company remained a defendant in two Amiodarone-related lawsuits. In the first lawsuit, pending in the U.S. District Court for the Middle District of Florida, the plaintiffs allege generic Amiodarone manufactured by the Company and several other pharmaceutical companies caused a wrongful death.  In the second lawsuit, pending in the Superior Court of New Jersey, plaintiffs purporting to represent a class comprised of users of Amiodarone nationwide from 1985 to the present allege injury and seek class certification, damages, refunds, medical monitoring, exemplary damages and other relief, including injunctive relief, against several of the manufacturers of Amiodarone.  Discovery in these cases has not yet begun, and the Company believes it would be premature to express a judgment as to their outcomes.

In March 2005, the Company was named in an action filed in the Supreme Court of New York, in which the plaintiff alleges various injuries, including toxic epidermal necrolysis, from the use of generic Oxaprozin.  In the action, plaintiff Annie Jones alleges that generic Oxaprozin was defectively designed and unreasonably dangerous, and that the Company failed adequately to warn of the risks of the drug.  The complaint, which also alleges breach of express and implied warranties and loss of consortium by plaintiff’s husband, seeks damages and punitive damages.  The complaint also names Pfizer Inc. (“Pfizer”), which manufactures the applicable brand name product, as a defendant.  Because this litigation has just begun, it is not possible to speculate on its merits or its eventual outcome, though the Company believes it has valid defenses to this claim.

Patent Infringement Litigation

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

In March 2001, Pfizer filed suit against the Company in the Eastern District of New York (now consolidated in the U.S. District Court for the District of New Jersey) alleging that the Company infringed a patent held by Pfizer by filing an ANDA to market the generic drug Gabapentin in capsule form.  In April 2005, the Company began selling Gabapentin capsules.  An adverse ruling could result in the Company being enjoined from further marketing the product which could materially impair profits and cash flows, and result in paying damages, costs, and fees which could have a materially adverse impact on the Company’s financial performance.

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

Nabumetone  Settlement

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

Subsequent to the public announcement of the execution of the Merger Agreement on February 21, 2005, eight purported class actions were filed — one in the Supreme Court of the State of New York and seven in the Court of Chancery of the State of Delaware — naming as defendants the Company, Novartis AG, Thomas Strüngmann, Ph.D., Bernhard Hampl, Ph.D., Mark R. Patterson, Frank F. Beelitz and Douglas M. Karp.  (In three of those actions, Novartis was also named as a defendant, in two of those actions Merger Sub was also named as a defendant, and in one of those actions Santo Holding (Deutschland) GmbH (“Santo”) was also named as a defendant.)

The actions, purportedly on behalf of all public stockholders of the Company other than the defendants, in substance allege that the terms of the Offer and Merger (each as defined in Note 11) are unfair to the Company’s public stockholders because the value of Company’s publicly held common stock is greater than the $31 per share price being offered to the Company’s public stockholders in the Offer and the Merger.  All of the complaints assert claims for breach of fiduciary duty and, in their prayers for relief, seek, inter alia, to enjoin the Offer and the Merger.

The seven Delaware  actions are captioned as follows:  Ellen Wiehl v. Eon Labs, Inc., et al., C.A. No. 1116-N (Del. Ch. Feb. 22, 2005); Paulena Partners LLC v. Eon Labs, Inc., et al., C.A. No. 1117-N (Del. Ch. Feb. 22, 2005); Robert Kemp, IRRA v. Eon Labs, Inc., et al., C.A. No. 1119-N (Del. Ch. Feb. 22, 2005); Peter J. Calcagno v. Eon Labs, Inc., et al., C.A. No. 1125-N (Del. Ch. Feb. 23, 2005); Erste Sparinvest Kapitalanlagegesellschaft MBH v. Eon Labs, Inc., et al., C.A. No. 1134-N (Del Ch. Mar. 1, 2005); Huntsinger v. Eon Labs, Inc., et al., C.A. No. 1136-N (Del. Ch. Mar. 1, 2005); and Jason Hung v. Eon Labs, Inc. et al., C.A. No.  1139-N (Del. Ch. Mar. 3, 2005).  The New York action is captioned as follows:  Christopher Pizzo v. Novartis AG et al., No. 600680/05 (Sup. Ct. Feb. 23, 2005).

On April 8, 2005, the plaintiff in the Huntsinger case voluntarily dismissed his claim without prejudice.  That same day, the plaintiffs in the remaining Delaware actions requested that the Court consolidate the pending cases, and appoint Milberg Weiss Bershad & Schulman as lead counsel.  The Court granted plaintiffs’ consolidation motion on April 12, 2005.  There has been no further activity in the case.

The Company and the individual defendants have until June 3, 2005, to answer, move, or otherwise respond to the complaint in the New York action.

The Company and its directors believe that all of the actions are without merit and intend to vigorously defend them.

10.            Contingencies

Medicaid Rebates

The Omnibus Budget Reconciliation Act of 1990, effective January 1, 1991, as amended, requires drug companies to enter into a rebate agreement with the Centers for Medicare and Medicaid Services (formerly called the Health Care Financing Administration) of the federal government. The rebate agreement states that drug companies must pay rebates to states for drugs (prescription, non-prescription or biological products) sold to Medicaid recipients. At March 31, 2005 and December 31, 2004, the estimated liability for Medicaid rebates of $5,781 and $7,135, respectively, are included in accrued liabilities.

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

State Medicaid Claims

Eon Holdings, Inc. (“EHI”) purchased Major Pharmaceuticals, Inc. (“Major”), a distributor of drug products in 1992 and sold Major in 1995. At the time of the sale, EHI established an escrow account to cover any Medicaid drug rebate liabilities incurred by Major prior to the sale.

As of March 31, 2005, the recorded liability for such claims is $817, which management believes is adequate to resolve such matters. The Company has approximately $689 as of March 31, 2005, in an escrow account to fund any such claims.

11. Proposed Merger

On February 20, 2005, the Company entered into the Merger Agreement with Novartis, Merger Sub, and, solely with respect to its guarantee of Novartis’s and Merger Sub’s obligations thereunder, Parent.  Pursuant to the Merger Agreement, Merger Sub will commence a tender offer (the “Offer”) to purchase all of the issued and outstanding shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) (other than those shares owned by Santo), at a purchase price of $31.00 per share (the “Offer Price”).

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

The Offer is not conditioned upon any minimum number of shares being tendered, but is contingent upon the contemporaneous (or immediately subsequent) closing of the Santo Purchase pursuant to the Santo Agreement.  In addition to certain customary conditions, the closing of the Santo Purchase is conditioned on the acquisition by Novartis (Deutschland) GmbH of all of the outstanding shares and partnership interests of Hexal AG (“Hexal”), including shares held directly and indirectly by Dr. Thomas Strüngmann, the Chairman of the Board of Directors of the Company and an indirect significant stockholder of Santo, and Dr. Andreas Strüngmann, an indirect significant stockholder of Santo.  Additionally, the Santo Purchase is subject to customary regulatory approvals, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  Following the completion of the Offer and the purchase of the Santo Shares, if a majority of the outstanding shares of Common Stock other than the Santo Shares are purchased in the Offer, any remaining shares of Common Stock will be acquired by Merger Sub and, in accordance with Delaware General Corporation Law (the “DGCL”), Merger Sub will be merged with and into the Company (the “Merger”).

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

Proposed Merger

On February 20, 2005, the Company entered into the Merger Agreement with Novartis, Merger Sub, and, solely with respect to its guarantee of Novartis’s and Merger Sub’s obligations thereunder, Parent.  See Note 11 in the Condensed Consolidated Financial Statements for additional information regarding the Merger Agreement.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2004

Net sales.  Net sales were $101.0 million for the three months ended March 31, 2005 compared to $104.2 million for the comparable period in 2004, a decrease of 3.1%.  The majority of the sales decrease is attributable to a decrease in the sales of Bupropion HCl, ER 100 mg and 150 mg tablets, the result of a decrease in price and unit volume.  The decrease in price is due to competition in the market.  The decrease in unit volume occurred principally because the prior year included the initial stocking impact that occurs when a new product is launched.  Price reductions and a decrease in unit volume of other selected products also contributed to the decrease in sales.  These decreases were partially offset by the launch of Itraconazole during the quarter ended March 31, 2005, and by the sales of certain products that were introduced subsequent to March 31, 2004 including Fosinopril Sodium, Citalopram and Cilostazol.

Gross profit.  Gross profit as a percentage of net sales was 58.8% for the three months ended March 31, 2005 and 2004, respectively.  The Company’s gross profit margins are dependent on several factors, including product sales mix, customer, volume and competitive activity. The gross margin percentage for the quarters ended March 31, 2005 and 2004 benefited from the introduction of new products (primarily Itraconazole, which was launched during the first quarter of 2005, and Bupropion, which was launched during the comparable quarter in 2005).

Selling, general and administrative.  Selling, general and administrative expenses decreased by $2.0 million to $11.0 million for the three months ended March 31, 2005 from $13.0 million for the comparable period in 2004.  The decrease in expenses for the three months ended March 31, 2005 is primarily attributable to lower legal expenses of $1.6 million, a $0.5 million decrease in product liability insurance premiums, a $0.7 million decrease in personnel related costs and a $0.3 million decrease in commissions to an independent sales representative.  The decrease in legal expenses is attributable to a decrease in patent-related expenses, which were higher in 2004 due to litigation involving the launch of Bupropion, and lower expenses related to phentermine litigation.  The decrease in product liability insurance is due to modifications in the terms of the insurance policies.  The decrease in personnel-related costs and commissions to an independent sales representative is attributed primarily to a decrease in the provision for management bonuses and a decrease in the commission rate, respectively.

The above-mentioned decreases were partially offset by increases of approximately $1.0 million in other items, including an increase in rent expense, other insurance, advertising, and professional fees.

Research and development.  Research and development expenses decreased by $0.6 million to $5.0 million for the three months ended March 31, 2005 from $5.6 million for the comparable period in 2004.  The $0.6 million decrease is due to the timing of certain expenditures relating to bio-studies.

Merger-Related Costs.  For the first quarter ended March 31, 2005, merger-related costs, primarily legal and investment banking fees, of $3.0 million were expensed as incurred in connection with the pending acquisition of the Company by Novartis AG.

Operating income.  Operating income decreased $2.2 million to $40.5 million for the three months ended March 31, 2005 from $42.8 million for the comparable period in 2004.  The decrease in operating income was the result of decreased sales and gross profit and a net increase in operating expenses, which resulted because merger-related costs more than offset the decreases in selling, general and administrative and research and development expenses.

Interest income.  Interest income for the three months ended March 31, 2005 was $1.0 million compared to interest income of $0.5 million for the comparable period in 2004, which is the result of higher interest rates and investment balances.

Other income, net.  Other income for the three months ended from March 31, 2005 decreased by $10.0 million compared to the comparable period in 2004.  The three months ended March 31, 2004 included a $10.0 million settlement received from Glaxo in exchange for the Company agreeing to the dismissal of its complaint against Glaxo for the malicious prosecution of its earlier suit against the Company, which claimed the Company’s Nabumetone product infringed Glaxo’s patent.

Taxes on income.  Taxes on income decreased $5.5 million to $15.4 million during the three months ended March 31, 2005 from $20.9 million for the comparable period in 2004.  The decrease is the result of lower pre-tax income and a lower effective tax rate for 2005.  The effective tax rate decreased to 37.1% from 39.3% due principally to changes to the tax law relating to the American Jobs Creation Act and an increase in tax-exempt interest on investments.

Net income.  Net income decreased $6.2 million to $26.1 million for the three months ended March 31, 2005 from $32.3 million for the comparable period in 2004 for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $63.3 million at March 31, 2005, compared to $59.5 million at December 31, 2004.  Additionally, the Company had investments in marketable debt securities of $165.7 million at March 31, 2005, compared to $136.3 million at December 31, 2004.

The Company has a three-year $25 million credit facility which expires on December 31, 2007. Under this facility, the Company can borrow at the adjusted LIBOR rate plus 1.5%, the bank’s prime rate or a fixed rate (as set by the bank).  The credit facility, which is for working capital purposes, had no outstanding borrowings against it at March 31, 2005 and December 31, 2004, respectively.

Stockholders’ equity increased to $470.5 million at March 31, 2005 from $443.5 million at December 31, 2004.  The increase in stockholders’ equity was comprised primarily of net earnings of $26.1 million for the three months ended March 31, 2005, and $1.0 million (including tax benefits) from the exercise of stock options.

During the three months ended March 31, 2005, cash increased by $3.8 million.  Operations generated $36.4 million of cash comprised of net earnings of $26.1 million, non-cash items totaling $3.2 million and a net reduction of working capital of $7.2 million. Working capital is defined as current assets (excluding cash and cash equivalents, investments and restricted cash) less current liabilities.  The working capital reduction is attributed primarily to decreases in accounts receivable and prepaid and other current assets of $17.0 million and $12.8 million, respectively.  These decreases were offset by increases in inventory of $13.4 million and decreases in accounts payable and accrued liabilities of $9.3 million.

The decrease in accounts receivable is due to the timing of customer payments and lower sales in the period.  The decrease in prepaid expenses and other current assets occurred primarily because the quarterly estimated federal income tax payments’ due date for the first quarter was extended an extra month to April 15, 2005.  A lower prepaid insurance balance also contributed to the decrease in working capital.  Inventory was increased to support anticipated future sales.  The decrease in accrued liabilities is attributed primarily to the change in amount of credit balances reclassed from accounts receivable.

Investing activities consumed $33.7 million of cash for the three months ended March 31, 2005.  Approximately $29.6 million represented net purchases of short-term investment grade debt securities and $4.1 million used for capital expenditures during the three months ended March 31, 2005.  The capital expenditures relate primarily to equipment required to support increased production volume in the Company’s North Carolina facility, and furniture and equipment for the Company’s Lake Success Headquarters.

Financing activities provided $0.9 million of cash during the three months ended March 31, 2005, of which $0.7 million represents cash proceeds received from employees who exercised stock options.

In March 2005, the Company was named in an action filed in the Supreme Court of New York, in which the plaintiff alleges various injuries, including toxic epidermal necrolysis, from the use of generic Oxaprozin.  In the action, plaintiff Annie Jones alleges that generic Oxaprozin was defectively designed and unreasonably dangerous, and that the Company failed adequately to warn of the risks of the drug.  The complaint, which also alleges breach of express and implied warranties and loss of consortium by plaintiff’s husband, seeks damages and punitive damages.  The complaint also names Pfizer, which manufactures the applicable brand name product, as a defendant.  Because this litigation has just begun, it is not possible to speculate on its merits or its eventual outcome, though the Company believes it has valid defenses to this claim.

In March 2001, Pfizer filed suit against the Company in the Eastern District of New York (now consolidated in U.S. District Court for the District of New Jersey) alleging that the Company infringed a patent held by Pfizer by filing an ANDA to market the generic drug Gabapentin in capsule form.  In April 2005, the Company began selling Gabapentin capsules.  An adverse ruling could result in the Company being enjoined from further marketing the product which could materially impair profits and cash flows, and result in paying damages, costs, and fees which could have a materially adverse impact on the Company’s financial performance.

The Company is involved in various other product liability and patent litigation not covered by insurance.  Adverse rulings in litigation related to product liability and patent infringement could result in the Company paying damages and expenses that could have a material adverse effect on the Company’s financial performance.  See Note 9 from “Notes to Consolidated Financial Statements” herein for further details.

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

Reserves for Contract Pricing Adjustments, Rebates and Discounts

Reserves for contract pricing adjustments and rebates represent the difference between prices wholesalers are billed by the Company for products sold and the contract prices billed by wholesalers to their customers (the Company’s indirect customers) for the products.  These contract pricing and rebate reserve estimates are based on agreements between the Company and its indirect customers or between the Company and the wholesalers and are recorded as a reduction in sales at the time of sale.  In determining a reserve for contract pricing adjustments and rebates, the Company estimates the amount of such pricing adjustments by product based on historical trends and changes in wholesaler or contract prices.  As part of the Company’s review of this estimation process, the Company obtains inventory reports from key wholesalers to determine the level of inventory in that distribution channel to compare with inventory levels used in our estimation process.  The Company calculates a reserve for discounts based upon actual sales under such discount arrangements.  No revisions were made to the methodology used in determining these provisions during the three months ended March 31, 2005.

As of March 31, 2005 and December 31, 2004, accounts receivable are presented net of allowances for contract pricing adjustments, rebates and discounts of $123,181 and $138,022, respectively.  The decrease in aggregate allowances is due to a decrease in sales and an acceleration in the issuance of credits, offset against existing accounts receivable allowances which occurred as a result of the lowering of selling prices for certain products to wholesalers. No revisions were made to the methodology used in determining these provisions during the three months ended March 31, 2005.

Reserve for Product Returns

The Company’s policy is to accept customer returns of products, which consist primarily of products whose expiration date has been exceeded, upon appropriate approval by authorized personnel of the Company.  The majority of the Company’s products have a two to three year expiration date.  Estimates for returns, which are recorded as a reduction of sales at the time of sale, relate primarily to products expected to be returned upon expiration.  The Company utilizes historical trends to estimate the amount of products expected to be returned.  As of March 31, 2005 and December 31, 2004, the Company had a reserve for product returns of $23,066 and $25,586, respectively. The Company’s estimate for future returns was decreased as the historical trends used in the calculation have become more favorable. There were no revisions made to the methodology used in determining these provisions during the three months ended March 31, 2005.

Pricing Adjustments, Promotions and Allowances and Medicaid Rebates

Shelf stock adjustments are provided following a reduction in the price of any of the Company’s products due to changes in the competitive environment.  Such adjustments are credited to the Company’s customers based on their on-hand inventory quantities at the time of the reduction in price.  Reserves are generally established when the Company reduces our prices.  As of March 31, 2005, there were no liabilities recorded for shelf stock adjustments.  As of December 31, 2004, there was a liability for a shelf stock adjustment of $0.8 million.

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

As of March 31, 2005 and December 31, 2004, the reserve for promotions and allowances was $19,816 and $18,028, respectively.  The increase in the reserve for promotions and allowances is primarily attributed to promotions for new products launched during 2005.

All generic pharmaceutical manufacturers whose products are covered by the Medicaid program are required to rebate to each state a percentage of their average manufacturer’s price for the products dispensed.  Many states also have implemented supplemental rebate programs that obligate manufacturers to pay rebates in excess of those required under federal law.  The Company estimates these rebates based on historical trends of sales for such products in each state.  The reserve for Medicaid rebates at March 31, 2005 and December 31, 2004 was $6,598 and $7,952, respectively.

Reserve for Pending Litigation Claims

In determining whether liabilities should be recorded for pending litigation claims, the Company must assess the allegations made and the likelihood that it will successfully defend itself.  When the Company believes it is probable that it will not prevail in a particular matter, it will then make an estimate of the amount of liability based in part on advice of outside legal counsel.  There were no liabilities recorded for pending claims as of March 31, 2005 and December 31, 2004.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued FAS 123(R), which requires companies to expense the value of employee and director stock options and similar awards. FAS 123(R) is effective for fiscal years beginning subsequent to June 15, 2005. The Company is reviewing the various implementation methods under this pronouncement.

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

In December 2004, the FASB issued FSP FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” to provide accounting guidance on the appropriate treatment of tax benefits generated by the enactment of the Act. The FSP requires that the manufacturer’s deduction be treated as a special deduction in accordance with SFAS 109 and not as a tax rate reduction.  Provisions in the American Jobs Creation Act of 2004 reduced the Company’s effective tax rate for the quarter ended March 31, 2005 by less than 1%.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (as revised by Fin No. 46R). This interpretation, as revised, provides guidance with respect to the consolidation of certain entities, referred to as variable interest entities (“VIEs”), in which an investor is subject to a majority of the risk of loss from the VIEs’ activities, or is entitled to receive a majority of the VIEs’ residual returns. This interpretation also provides guidance with respect to the disclosure of VIEs in which an investor maintains an interest, but is not required to consolidate. The provisions of the interpretation were effective immediately for all VIEs created after January 31, 2003, or in which the Company obtains an interest after that date. For VIEs created before February 1, 2003, the provisions were effective July 1, 2003. In November 2003, the Company invested $1,150 for 50% ownership in an entity formed to provide research and development services for the Company as well as third parties. It has been determined that such investee is deemed a VIE, which has been consolidated in the Company’s financial statements. The net assets and result of operations of this entity have not been material to the Company. Creditors, or beneficial interest holders, of the consolidated VIE have no recourse to the general credit of the Company.

Off-Balance Sheet Arrangements

None.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following discusses the Company’s exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates.  The Company does not believe that its exposure to market risk is material.

As of March 31, 2005, the Company had cash and cash equivalents of $63.3 million.  Cash equivalents are interest-bearing investment grade securities, primarily short-term, highly liquid investments with maturities at the date of purchase of less than 90 days.  In addition, the Company currently owns $165.7 million in publicly traded debt securities with an average maturity of approximately 116 days, which are subject to market fluctuations.

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

ITEM 4 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management performed an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended March 31, 2005.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements relating to future events and future performance of the Company within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes” or similar language.  Actual results could differ materially from those anticipated in such forward-looking statements.  Some specific factors that may have a significant effect on the Company’s operating results and the market price of its common stock include:

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In March 2005, the Company was named in an action filed in the Supreme Court of New York, in which the plaintiff alleges various injuries, including toxic epidermal necrolysis, from the use of generic Oxaprozin.  In the action, plaintiff Annie Jones alleges that generic Oxaprozin was defectively designed and unreasonably dangerous, and that the Company failed adequately to warn of the risks of the drug.  The complaint, which also alleges breach of express and implied warranties and loss of consortium by plaintiff’s husband, seeks damages and punitive damages.  The complaint also names Pfizer, which manufactures the applicable brand name product, as a defendant.  Because this litigation has just begun, it is not possible to speculate on its merits or its eventual outcome, though the Company believes it has valid defenses to this claim.

In March 2001, Pfizer filed suit against the Company in the Eastern District of New York (now consolidated in U.S. District Court for the District of New Jersey) alleging that the Company infringed a patent held by Pfizer by filing an ANDA to market the generic drug Gabapentin in capsule form.  In April 2005, the Company began selling Gabapentin capsules.  An adverse ruling could result in the Company being enjoined from further marketing the product which could materially impair profits and cash flows, and result in paying damages, costs, and fees which could have a materially adverse impact on the Company’s financial performance.

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

Merger-Related Litigation

Subsequent to the public announcement of the execution of the Merger Agreement on February 21, 2005, eight purported class actions were filed — one in the Supreme Court of the State of New York and seven in the Court of Chancery of the State of Delaware — naming as defendants the Company, Novartis AG, Thomas Strüngmann, Ph.D., Bernhard Hampl, Ph.D., Mark R. Patterson, Frank F. Beelitz and Douglas M. Karp.  (In three of those actions, Novartis was also named as a defendant, in two of those actions Merger Sub was also named as a defendant, and in one of those actions Santo was also named as a defendant.)

The actions, purportedly on behalf of all public stockholders of the Company other than the defendants, in substance allege that the terms of the Offer and Merger are unfair to the Company’s public stockholders because the value of Company’s publicly held common stock is greater than the $31 per share price being offered to the Company’s public stockholders in the Offer and the Merger.  All of the complaints assert claims for breach of fiduciary duty and, in their prayers for relief, seek, inter alia, to enjoin the Offer and the Merger.

The seven Delaware  actions are captioned as follows:  Ellen Wiehl v. Eon Labs, Inc., et al., C.A. No. 1116-N (Del. Ch. Feb. 22, 2005); Paulena Partners LLC v. Eon Labs, Inc., et al., C.A. No. 1117-N (Del. Ch. Feb. 22, 2005); Robert Kemp, IRRA v. Eon Labs, Inc., et al., C.A. No. 1119-N (Del. Ch. Feb. 22, 2005); Peter J. Calcagno v. Eon Labs, Inc., et al., C.A. No. 1125-N (Del. Ch. Feb. 23, 2005); Erste Sparinvest Kapitalanlagegesellschaft MBH v. Eon Labs, Inc., et al., C.A. No. 1134-N (Del Ch. Mar. 1, 2005); Huntsinger v. Eon Labs, Inc., et al., C.A. No. 1136-N (Del. Ch. Mar. 1, 2005); and Jason Hung v. Eon Labs, Inc. et al., C.A. No.  1139-N (Del. Ch. Mar. 3, 2005).  The New York action is captioned as follows:  Christopher Pizzo v. Novartis AG et al., No. 600680/05 (Sup. Ct. Feb. 23, 2005).

On April 8, 2005, the plaintiff in the Huntsinger case voluntarily dismissed his claim without prejudice.  That same day, the plaintiffs in the remaining Delaware actions requested that the Court consolidate the pending cases, and appoint Milberg Weiss Bershad & Schulman as lead counsel.  The Court granted plaintiffs’ consolidation motion on April 12, 2005.  There has been no further activity in the case.

The Company and the individual defendants have until June 3, 2005, to answer, move, or otherwise respond to the complaint in the New York action.

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

The Company has used proceeds from the offering as follows: (i) $66.9 million has been used to repay debt due to Hexal AG; (ii) $10.0 million has been used to repay debt incurred in connection with the acquisition of EHI; and (iii) $2.0 million has been used for general working capital purposes.  The remaining $60.3 million of the proceeds to the Company from the offering are invested in cash investments and investment grade debt securities.  The Company anticipates using the balance of the proceeds from the offering for general corporate purposes, including funding working capital, increased research and development expenditures to expand the Company’s product offerings and the potential acquisition of product lines or companies.  The Company has no present understandings, commitments or agreements with respect to any acquisitions.  The Company has not determined the amounts it plans to spend on any of the areas listed above or the timing of these expenditures.

ITEM 5 - OTHER INFORMATION

Audit Committee Pre-Approval of Non-Audit Services

During the quarter ended March 31, 2005, the Company’s Audit Committee pre-approved three categories of audit-related services in a total aggregate amount of $100,000.  The individual categories have sub-limits ranging from $25,000 to $50,000.  During the quarter ended March 31, 2005, the Audit Committee also pre-approved eight categories of tax-related services in a total aggregate amount of $220,000.  The individual categories have sub-limits ranging from $10,000 to $50,000.

ITEM 6 – EXHIBITS

(a)                                 Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Eon Labs, Inc.

May 10, 2005	By:	/s/ Bernhard Hampl, Ph.D.
Bernhard Hampl, Ph.D.
President, Chief Executive Officer
and Director

May 10, 2005	By:	/s/ William F. Holt
William F. Holt
Chief Financial Officer